Form 10-Q
period 1996-01-31
GOLD STANDARD INC
filed 1996-03-20
CIK 42136

SECURITIES AND EXCHANGE COMMISSION
                     450 Fifth Street, N.W.
                     Washington, D.C.  20549


                            FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  January 31, 1996
Commission File Number:  0-9496


                       GOLD STANDARD, INC.
                    ------------------------
                    (Exact name of registrant
                  as specified in its charter)

             Utah                              87-0302579
---------------------------------     ---------------------------
  (State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification Number)


712 Kearns Building, Salt Lake City, Utah           84101
-----------------------------------------    --------------------
 (Address of Principal Executive Offices)        (Zip Code)

Registrant's Telephone Number,
Including Area Code:  (801) 328-4452

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X                          No
                -----                           -----

     As of January 31, 1996, there were 14,847,500 shares of common capital stock outstanding.

                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.
         --------------------





                       GOLD STANDARD, INC.

           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR INCLUSION IN QUARTERLY REPORT
                          ON FORM 10-Q


































                        January 31, 1996

                       GOLD STANDARD, INC.
                   CONSOLIDATED BALANCE SHEETS
              January 31, 1996 and October 31, 1995

                              January 31, 1996   October 31, 1995
                              ----------------   ----------------
                                (Unaudited)
  ASSETS
CURRENT ASSETS
  Cash and cash equivalents     $   2,520,737      $   2,465,980
  Royalties receivable                175,000            133,764
  Accrued interest                        109                 99
  Prepaid expenses                      3,578              5,118
                                --------------     --------------
    TOTAL CURRENT ASSETS            2,699,424          2,604,961

PROPERTY AND EQUIPMENT
  Equipment and leasehold
   improvements                        93,188            100,060
                                --------------     --------------
                                       93,188            100,060
OTHER ASSETS
  Deferred offering costs              52,599             50,259
  Deposits                                740                740
                                --------------     --------------
                                       53,339             50,999
                                --------------     --------------
                                $   2,845,951      $   2,756,020
                                ==============     ==============
  LIABILITIES AND EQUITY
CURRENT LIABILITIES
  Accounts payable - trade      $      83,941      $      58,396
  Accrued liabilities                     873                566
  Income tax payable                      300                300
                                --------------     --------------
   TOTAL CURRENT LIABILITIES           85,114             59,262

LONG-TERM LIABILITIES
  Deferred liabilities                 61,000             61,000
                                --------------     --------------
   TOTAL LIABILITIES                  146,114            120,262

STOCKHOLDERS' EQUITY
  Common stock                         14,848             14,848
  Additional paid-in capital        9,396,278          9,396,277
  Retained deficit                 (6,711,289)        (6,775,367)
                                --------------     --------------
   TOTAL STOCKHOLDERS' EQUITY       2,699,837          2,635,758
                                --------------     --------------
                                $   2,845,951      $   2,756,020
                                ==============     ==============
See accompanying notes to consolidated financial statements.

                       GOLD STANDARD, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
        Three-month periods ended January 31, 1996 and 1995

                                     Three months ended
                                         January 31,
                              -----------------------------------
                                    1996               1995
                              ----------------   ----------------
                                (Unaudited)         (Unaudited)
INCOME FROM OPERATIONS
  Royalty Income              $       246,355    $          -

EXPENSES
  Depreciation                          7,389              5,191
  Leasehold exploration
    and carrying costs                 82,027             55,773
  General and Administrative:
    Legal                              11,356             78,162
    Other                             107,489             72,697
                              ----------------   ----------------
    NET INCOME (LOSS)
      FROM OPERATIONS                  38,094           (211,823)

OTHER INCOME (EXPENSES)
  Interest income                      25,988             28,744
  Loss from investments                  -              (187,450)
                              ----------------   ----------------

    NET INCOME (LOSS)         $        64,082    $      (370,529)
                              ================   ================

Net income (loss)
 per common share             $          0.00    $         (0.03)
                              ================   ================













See accompanying notes to consolidated financial statements.

                       GOLD STANDARD, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        Three-month periods ended January 31, 1996 and 1995

                                       Three months ended
                                           January 31,
                              -----------------------------------
                                    1996               1995
                              ----------------   ----------------
                                (Unaudited)         (Unaudited)
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net Income (loss)             $      64,082      $    (370,529)
  Add (deduct) adjustments
   to cash basis:
    Depreciation                        7,389              5,191
    Increase (decrease) in:
     Accounts payable                  25,545            (31,790)
     Accrued liabilities                  307                 (4)
    Decrease (increase) in:
     Accounts receivable              (41,248)               (72)
     Prepaid expenses                   1,540              1,892
     Deferred costs                    (2,340)              (472)
                                --------------     --------------
NET CASH PROVIDED BY
 (USED IN) OPERATING ACTIVITIES        55,275           (395,784)

CASH FLOWS FROM
 INVESTMENT ACTIVITIES:
  Equipment purchased                    (518)            (4,755)
  Increase in restricted cash            -                  (432)
                                --------------     --------------
NET CASH USED IN
 INVESTMENT ACTIVITIES                   (518)            (5,187)

CASH PROVIDED BY
 FINANCING ACTIVITIES:
  Proceeds from stock transactions       -               112,500
                                --------------     --------------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                    -               112,500

NET INCREASE (DECREASE) IN CASH        54,757           (288,471)

CASH BALANCE AT
 BEGINNING OF PERIOD                2,465,980          2,948,140
                                --------------     --------------
CASH BALANCE AT END OF PERIOD   $   2,520,737      $   2,659,669
                                ==============     ==============
See accompanying notes to consolidated financial statements.

                       GOLD STANDARD, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             January 31, 1996 and October 31, 1995
                          (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

Financial Statements
--------------------
The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 1995, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at January 31, 1996, have been made. All such adjustments were of a normal, recurring nature.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of Gold Standard, Inc., its wholly owned subsidiaries, Gold Standard South and Kelwood Enterprises, Ltd., a 67.5% owned subsidiary, Big Pony Gold and an 82% owned subsidiary, Gold Standard Minas. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany transactions are eliminated.

Gold Standard South, a Utah corporation, was organized for the express purpose of carrying on a property acquisition and gold exploration program in the country of Uruguay. Big Pony Gold holds certain mineral exploration concessions in Uruguay and is conducting exploration work on those properties. Kelwood Enterprises, Ltd. is a wholly owned Canadian Corporation with no active operations. Gold Standard Minas was organized for the purpose of carrying on a gold exploration program in the country of Brazil.

Investment in Mining Properties
-------------------------------
Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are either put into production, sold or abandoned. As of January 31, 1996, there were no geological areas under production other than the San Juan Hills property from which the Company receives a royalty from its production.

                       GOLD STANDARD, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
             January 31, 1996 and October 31, 1995
                          (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share
-------------------------
Earnings (loss) per share of common stock is computed on the weighted-average number of shares outstanding during the period.

Cash Equivalents
----------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and investments readily convertible into cash, or purchased with a maturity of three months or less, to be cash equivalents.

Foreign Currency Translation
----------------------------
Substantially all assets and liabilities of the Company's international operations are translated at year-end exchange rates and the resulting adjustments are accumulated in stockholders' equity. Income and expenses are translated at exchange rates prevailing during the period. Foreign currency transaction gains and losses are included in net income, except for those relating to intercompany transactions of a long-term investment nature, which are accumulated in stockholders' equity.

NOTE 2 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements as of January 31, 1996 and October 31, 1995 are detailed in the following summary:

                                                 Net Book Value
                                               ------------------
                              Accumulated      Jan. 31,  Oct. 31,
                    Cost      Depreciation       1996      1995
                 ----------   ------------     ------------------
Furniture &
 fixtures         $  56,726    $  44,418       $ 12,308  $ 12,795

Leasehold
 improvements         3,200        3,200           -         -

Vehicles &
 equipment          185,766      104,886         80,880    87,265
                  ---------    ---------       --------  --------
                  $ 245,692    $ 152,504       $ 93,188  $100,060
                  =========    =========       ========  ========

                       GOLD STANDARD, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
             January 31, 1996 and October 31, 1995
                          (Unaudited)


NOTE 2 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

Depreciation of furniture, fixtures, vehicles and equipment is calculated on the straight-line method based on the estimated service lives of the depreciable assets. Depreciation expense for the three-month period ended January 31, 1996 totaled $7,389 ($5,191 for the three-month period ended January 31, 1995).

NOTE 3 - MINING PROPERTIES

The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in the Dugway region of western Utah, southern Uruguay, and Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see Note 1). The Company's leasehold exploration and carrying expenses for the three-month period ended January 31, 1996 are summarized as follows:

                   Uruguay          $  19,181
                   Brazil              62,846
                   Utah                  -
                                    ---------
                   Total            $  82,027
                                    =========

NOTE 4 - DEFERRED LIABILITY

The Company received a payment of $61,000 in 1990 from Compania Minera San Jose, S.A., a joint venture participant in Uruguay (see Note 7). The payment is to be used to fund potential future reclamation costs on the San Juan Hills joint venture in Uruguay. Upon completion of the reclamation efforts, any unused portion of the deposit will be refunded to the payor.

                       GOLD STANDARD, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
             January 31, 1996 and October 31, 1995
                          (Unaudited)


NOTE 5 - CAPITAL STOCK

The Company's stock purchase warrants outstanding as of January
31, 1996, are summarized as follows:

                                              Shares
Issue        Expiration       Exercise       Subject to
Date            Date            Price         Warrant
-----        ----------       --------       ----------
06/87         06/30/96        $  1.25           700,000
10/87         10/01/96           1.25           100,000
07/88         07/18/99           2.25           750,000
10/89         09/15/96           3.00            25,500
03/92         03/31/03            .75         1,000,000
05/93         01/18/98           1.25            50,000
                                             ----------
Total outstanding warrants                    2,625,500
                                             ==========

If all outstanding stock purchase warrants were exercised, the total proceeds would be $3,576,500.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has funded the majority of operations of its partially owned subsidiary, Big Pony Gold, since November 1988. This has been done with unsecured, non-interest-bearing, long-term cash advances. During the three-month period ended January 31, 1996, the Company made cash payments to or on the behalf of Big Pony Gold totaling $15,823. At January 31, 1996, the Company had a receivable from Big Pony Gold of $155,869. These related party transactions have been eliminated in the consolidated financial statements.

NOTE 7 - OPERATING AND JOINT VENTURE AGREEMENTS

The Company is a party to three operating or joint venture agreements. While the terms of the agreements differ, they all generally address funding of exploration activities and subsequent mine development and production activities, should exploration results warrant development. The agreements are summarized as follows:

                       GOLD STANDARD, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
             January 31, 1996 and October 31, 1995
                          (Unaudited)

NOTE 7 - OPERATING AND JOINT VENTURE AGREEMENTS (Continued)

a. In September 1988, the Company entered into a joint venture agreement for the exploration of certain properties in southern Uruguay with Compania Minera San Jose, S.A. (CMSJ), a wholly owned subsidiary of Bond International Gold. During 1992, CMSJ was acquired by California-based American Resources, Inc. (ARI), who has continued to drill and explore the property under the terms of the agreement. ARI previously acquired a 60% interest in the project by funding the project's exploration activities, while the Company retained a 40% participating interest. In an agreement dated February 22, 1995, the Company's 40% participating interest was replaced with a 20% royalty interest. In June 1995, gold production commenced at this property. In accordance with the terms of the joint venture agreement, the Company's royalties revenues totaled $246,355 for the three months ended January 31, 1996.

b. In June 1992, the Company entered into a joint venture agreement with Santa Fe Pacific Mining, Inc. The objective of the agreement is to facilitate exploration and potential future development of all the Company's mineral holdings in southern Uruguay, except for those properties covered by a joint venture agreement with Compania Minera San Jose, S.A., which is discussed in the preceding paragraph. Under the terms of this agreement, Santa Fe can earn up to a 60% interest in producible discoveries on the subject properties by funding 100% of the exploration expenses up to either a specified minimum investment or until a decision to develop a discovery is reached. Thereafter, the Company must participate by funding its proportionate share of future development costs or see its 40% participating interest eroded. In no event, however, will the Company's participating interest fall below 25%. In October 1995, the Company was notified that Santa Fe Pacific Mining, Inc. intends to terminate the joint venture agreement with the Company in 1996.

c. In November 1994, Big Pony Gold, Inc., the Company's 67.5% owned subsidiary, entered into a joint venture agreement with Ashton Mining of Australia and Santa Fe Pacific Gold. The objective of the agreement is to facilitate the exploration for diamonds and encompasses the entire country of Uruguay. Under the terms of this agreement, Big Pony Gold's share of costs and proceeds is 16% for diamonds and 24% for gold.

                       GOLD STANDARD, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
             January 31, 1996 and October 31, 1995
                          (Unaudited)

NOTE 7 - OPERATING AND JOINT VENTURE AGREEMENTS (Continued)

    These terms do not apply to any properties covered by the preceding two joint venture agreements.

NOTE 8 - INCOME TAX

The amounts and expiration dates of net operating loss carry-forwards and investment tax credits at January 31, 1996 are detailed in the following summary:

                        Federal          State
                     Net Operating   Net Operating   Investment
Expiration Date          Loss            Loss        Tax Credit
---------------      -------------   --------------  ----------
October  31, 1996    $      -        $   545,295     $      26
December 31, 1996           -            216,911           270
October  31, 1997           -            569,296          -
October  31, 1998           -            515,401          -
October  31, 1999           -             59,666          -
October  31, 2001           -             60,818          -
October  31, 2003      1,477,109            -             -
December 31, 2003          1,391            -             -
October  31, 2004        675,277            -             -
December 31, 2004        332,153            -             -
October  31, 2005      1,106,261            -             -
December 31, 2005        408,740            -             -
October  31, 2006        762,506            -             -
October  31, 2007        568,726            -             -
October  31, 2008         16,537            -             -
October  31, 2009        558,487            -             -
October  31, 2010        657,784            -             -
                     -----------     -----------     ---------
                     $ 6,564,971     $ 1,967,387     $     296
                     ===========     ===========     =========

NOTE 9 - LITIGATION

In 1986, the Company filed a lawsuit against American Barrick Resources Corporation, Getty Oil Company, and Texaco, relative to party's interest on the Mercur gold mine located in Tooele County, Utah. The lawsuit alleges breach of contract, breach of fiduciary duty and several other causes of action related to the operating agreement between the Company and the defendants or their successors in interest to the Mercur gold mine. Under the

                       GOLD STANDARD, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
             January 31, 1996 and October 31, 1995
                          (Unaudited)


NOTE 9 - LITIGATION (Continued)


action the Company sought the return of the Mercur property, monetary damages and other appropriate relief.

In April 1993, the Company accepted an out-of-court cash settlement with American Barrick Resources Corporation, one of the defendants in the action, for a total of $5,225,000.

The lawsuit against the other defendants went to trial in July 1993. Following a seven-week trial, the jury returned a verdict in favor of the Company on September 3, 1993, and awarded the Company $404,164,000 in damages. Subsequently, the judge set aside the jury verdict, thereby denying the Company the jury's award. The Company appealed the judge's decision to the Supreme Court of the State of Utah. On January 11, 1996, the Supreme Court announced its decision to uphold the trial judge's directed verdict for the defendants in the case. As a result of the unsuccessful appeal, the Company must pay approximately $48,000 in court costs. These costs have been accrued in the January 31, 1996 financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         -----------------------------------

                          INTRODUCTION

     Gold Standard, Inc. and its subsidiaries (the Registrant) are principally engaged in the acquisition of, and exploration for, producing or potentially productive gold properties. Its activities are concentrated, for the most part, in southern Uruguay, Brazil and west central Utah.

     A significant factor that affected the Registrant's operations for years was its lawsuit against the operators and former operators of the Mercur Gold Mine in Tooele County, Utah.
A January 1996 ruling against the Registrant has, for the most part, concluded the Registrant's efforts in this case.

                      RESULTS OF OPERATIONS

     The Registrant holds a 20% royalty interest in a joint venture property in Southern Uruguay known as the San Juan Hills property. Its joint venture partner, American Resources, Inc., has been funding exploration on this property. Mining from one deposit has resulted in royalties revenue of $246,355 for the Registrant during the three-month period ended January 31, 1996. Management expects continued cash flow from this property.

     The Registrant has no other operating revenue and no other properties under production. The Registrant does not expect to receive revenue from any of its other properties during the near future. The Registrant's operating activities have been solely exploration related and have been concentrated on their Uruguay, Brazil, Dugway and other western Utah properties. Exploration related expenses for the three-month period ended January 31, 1996 were $82,027 ($55,773 for the three-month period ended January 31, 1995). Exploration costs incurred during the three month period ended January 31, 1996 are summarized as follows:

                   Uruguay          $  19,181
                   Brazil              62,846
                   Utah                  -
                                    ---------
                   Total            $  82,027
                                    =========

     Exploration expenses have been significantly higher in 1996 than in 1995 because of the Registrant's increased activity in its properties in Brazil. Although exploration activities continue on the Uruguay properties, the Registrant has entered into joint venture agreements whereby Santa Fe Mining, Inc. is directing exploration activities and is responsible for funding a majority of the exploration costs.

     Legal fees and costs relative to the Mercur litigation should no longer use a significant portion of the Registrant's funds, since the State of Utah Supreme Court's ruling for the defendants in the case. Legal fees for the three-month period ended January 31, 1996 totaled $11,356 ($78,697 for the three month period ended January 31, 1995).

     The Registrant's general and administrative expenses, excluding legal expenses, totaled $107,489 for the three-month period ended January 31, 1996 ($78,162 for the three-month period ended January 31, 1995). The two most significant general and administrative expense categories during the three-month period ended January 31, 1996 were (a) professional and consulting fees ($45,151), and (b) wages and salaries ($37,200). The balance of general and administrative expenses includes office supplies, office rent, travel, etc.

                 LIQUIDITY AND CAPITAL RESOURCES

     In addition to royalty income from its Uruguay property, the Registrant will continue to rely on funds received from the 1993 settlement with one of the parties in the Mercur lawsuit. The Registrant will also receive operating funds if investors exercise outstanding warrants for the purchase of common stock.

     The Registrant has no material capital commitments or agreements which would require significant outlays of capital during the remaining nine months of the year.

     The Company's liquidity should continue to decrease at the rate it experienced in 1995. In the short term, the Registrant has sufficient cash reserves to fund operations. In the long term, it will look to the issuance of additional equity capital and increased production from its properties.

                            INFLATION

     The impact of inflation on the Registrant's operations will vary. The future price of gold and the level of future interest rates could directly affect the Registrant's future operating revenue.

     Serious increases in inflation could increase general and administrative expenses for the Registrant and make it difficult to remain within budget. However, management does not expect any material increases in the inflation rate during the near future.

               ENVIRONMENTAL RULES AND REGULATIONS

     The Registrant is not aware of any noncompliance with environmental rules and regulations, nor has the Registrant been cited by any local, state or national agency--either in the United States or South America--for noncompliance with environmental rules and regulations.

     At January 31, 1996, the Registrant had cash and investments of $82,632 which was pledged as security against future reclamation costs on mineral properties under exploration in Uruguay. The Registrant believes the amounts pledged are more than adequate to fund the reclamation costs, when incurred. Furthermore, the Registrant is not aware of any potential reclamation costs that could exceed the amount of the current security deposit. Except for the above reclamation costs, the Company will have no involvement in environmental remediation activities.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
         ----------------

              See Item 3 "Legal Proceedings" of Registrant's 10K report for the fiscal year ended October 31, 1995, which has been filed by Registrant with the Commission, for a description of all current legal actions involving Registrant.
         No material developments have occurred with respect thereto, except that since the filing of such report, Registrant filed a Petition for Rehearing with the Utah Supreme Court with respect to the Court's decision in the case originally styled as Gold Standard, Inc v. Texaco Inc., Getty Oil Company and Getty Mining Company (Civil Case NO. 86-374), in the Third Judicial District Court of Utah in and for the county of Tooele, State of Utah. No decision on the Petition for Rehearing has been received from the Court as of the date of this report.


Item 2.  Changes in Securities.
         ---------------------

              Not applicable


Item 3.  Defaults Upon Senior Securities.
         -------------------------------

              Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

              No items were presented for a vote of security holders during the period ended January 31, 1996.


Item 5.  Other Information.
         -----------------

              Not applicable


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

              Not applicable

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GOLD STANDARD, INC.,
                                Registrant



DATED:  March 12, 1996          By  /s/ Scott L. Smith
                                  ------------------------------
                                  Scott L. Smith
                                  President, Treasurer,
                                  Chairman of the Board and
                                  Principal Financial Officer