Form 10QSB
period 1996-04-30
GOLD STANDARD INC
filed 1996-06-19
CIK 42136

SECURITIES AND EXCHANGE COMMISSION
                           450 Fifth Street, N.W.
                           Washington, D.C. 20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  April 30, 1996
Commission File Number:  0-9496


                             GOLD STANDARD, INC.
                         ---------------------------
                          (Exact name of registrant
                         as specified in its charter)

                 Utah                                   87-0302579
- -----------------------------------------     -------------------------------
      (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)             identification number)


712 Kearns Building, Salt Lake City, Utah                  84101
- -----------------------------------------     -------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number,
Including Area Code:  (801) 328-4452

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

             Yes _______                               No _______


     As of April 30, 1996, there were 14,847,500 shares of common capital stock outstanding.

                       PART I.  FINANCIAL INFORMATION




Item 1.  Financial Statements.
         --------------------











                             GOLD STANDARD, INC.

               UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR INCLUSION IN QUARTERLY REPORT
                               ON FORM 10-Q



























                            April 30, 1996

                          GOLD STANDARD, INC.
                      CONSOLIDATED BALANCE SHEETS
                  April 30, 1996 and October 31, 1995


                                           April 30, 1996     October 31, 1995
                                           --------------     ----------------
                                            (Unaudited)
          ASSETS

CURRENT ASSETS
   Cash and cash equivalents                $   2,674,851       $   2,465,980
   Royalties receivable                              -                133,764
   Accrued interest                                 7,144                  99
   Trading securities at market value             505,090                -
   Exchange traded options at market value        123,174                -
   Prepaid expenses                                 2,013               5,118
                                            --------------      --------------
               TOTAL CURRENT ASSETS         $   3,312,272       $   2,604,961

PROPERTY AND EQUIPMENT
   Equipment and leasehold improvements     $      86,340       $     100,060
                                            --------------      --------------
                                                   86,340             100,060
OTHER ASSETS
   Deferred offering costs                         53,966              50,259
   Deposits                                           740                 740
                                            --------------      --------------
                                                   54,706              50,999
                                            --------------      --------------
                                            $   3,453,318       $   2,756,020
                                            ==============      ==============

          LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                 $      50,680       $      58,396
   Accrued liabilities                                887                 566
   Income tax payable                                 300                 300
                                            --------------      --------------
               TOTAL CURRENT LIABILITIES           51,867              59,262

LONG-TERM LIABILITIES
   Deferred liabilities                            61,000              61,000
                                            --------------      --------------
                    TOTAL LIABILITIES       $     112,867       $     120,262

STOCKHOLDER'S EQUITY
   Common stock                                    15,098              14,848
   Additional paid-in capital                   9,583,528           9,396,277
   Retained deficit                            (6,258,175)         (6,775,367)
                                            --------------      --------------
               TOTAL STOCKHOLDERS' EQUITY       3,340,451           2,635,758
                                            --------------      --------------

                                            $   3,453,318       $   2,756,020
                                            ==============      ==============





















See accompanying notes to consolidated financial statements.

                           GOLD STANDARD, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
       Three- and six-month periods ended April 30, 1996 and 1995


                               Three months ended        Six months ended
                                   April 30,                 April 30,
                            ------------------------  ------------------------
                               1996         1995         1996         1995
                            -----------  -----------  -----------  -----------
                            (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

INCOME FROM OPERATIONS
   Royalty income           $   93,371   $     -      $  339,726   $     -
EXPENSES
   Depreciation                  7,388        5,402       14,777       10,593
   Leasehold exploration
     and carrying costs        121,288       78,499      203,315      134,272
 General and administrative:
   Legal                         4,050       78,149       15,406      156,311
   Other                        67,779       84,192      175,271      156,889
                            -----------  -----------  -----------  -----------
   NET LOSS FROM OPERATIONS $ (107,134)  $ (246,242)  $  (69,043)  $ (458,065)

OTHER INCOME (EXPENSES)
   Gain from
     trading securities     $  178,524   $     -      $  178,524    $    -
    Gain on sale of assets     250,231         -         250,231         -
   Unrealized gain on
     trading securities        293,090         -         293,090         -
   Interest income              23,528       30,767       49,516       59,511
   Unrealized loss
     on options               (185,126)    (140,350)    (185,126)    (327,800)
                            -----------  -----------  -----------  -----------
NET INCOME (LOSS)            $ 453,113   $ (355,825)  $  517,192   $ (726,354)
                            ===========  ===========  ===========  ===========



Net income (loss)
  per common share           $    0.03   $    (0.01)  $    0.03   $    (0.01)
                            ===========  ===========  ===========  ===========




See accompanying notes to consolidated financial statements.

                          GOLD STANDARD, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
       Three- and six-month periods ended April 30, 1996 and 1995

                               Three months ended        Six months ended
                                   April 30,                 April 30,
                            ------------------------  ------------------------
                               1996         1995         1996         1995
                            -----------  -----------  -----------  -----------
                            (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES
   Net income (loss)        $  453,113   $ (355,825)  $  517,192   $ (726,354)
   Add (deduct) adjustments
     to cash basis:
   Depreciation                  7,388        5,402       14,777       10,593
   Net unrealized gains       (107,964)           0     (107,964)           0
   Gain on sale of assets     (400,000)           0     (400,000)           0
   Accounts receivable         167,965       (3,039)     126,719       (3,111)
   Prepaid expenses              1,565        1,559        3,105        3,451
   Deposits                          0      (10,000)           0      (10,000)
   Deferred costs               (1,367)     (11,567)      (3,707)     (12,039)
   Accounts payable            (33,260)     (67,985)      (7,714)     (99,775)
   Accrued liabilities              14         (188)         321         (192)
                            -----------  -----------  -----------  -----------
NET CASH PROVIDED BY (USED
 IN) OPERATING ACTIVITIES   $   87,454     (441,643)     142,729     (837,427)
CASH USED IN
 INVESTMENT ACTIVITIES
   Equipment purchased      $     (540)  $        0   $   (1,058)  $   (4,755)
   Proceeds from sales
    of trading securities      337,769            0      337,769            0
   Purchase of options        (308,300)           0     (308,300)           0
   Commissions on
    sales of assets           (149,769)           0     (149,769)           0
   Increase in
    restricted cash                  0         (258)           0         (690)
                            -----------  -----------  -----------  -----------
NET CASH USED IN
 INVESTMENT ACTIVITIES      $ (120,840)  $     (258)  $ (121,358)  $   (5,445)
CASH PROVIDED BY
 FINANCING ACTIVITIES
   Issuance of
    stock warrants             187,500            0      187,500      112,500
                            -----------  -----------  -----------  -----------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES       $  187,500            0      187,500      112,500
NET INCREASE
 (DECREASE) IN CASH            154,114     (441,901)     208,871     (730,372)
CASH BALANCE AT
 BEGINNING OF PERIOD         2,520,737    2,659,669    2,465,980    2,948,140
                            -----------  -----------  -----------  -----------
CASH BALANCE AT
 END OF PERIOD              $2,674,851   $2,217,768   $2,674,851   $2,217,768
                            ===========  ===========  ===========  ===========
Non-cash Transactions
- ---------------------
In February 1996 the Company exchanged their rights to certain diamond properties for 100,000 shares of American Mining Fields stock valued at $4.00 per share. The gain on the sale of $250,231 reported in Other Income is net of cash paid for commissions on the transaction of $149,769.



























See accompanying notes to consolidated financial statements.

                           GOLD STANDARD, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  April 30, 1996 and October 31, 1995
                              (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant.

Financial Statements
- --------------------
The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 1995, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at April 30, 1996, have been made. All such adjustments were of a normal, recurring nature.

Principles of Consolidation
- ---------------------------
The accompanying consolidated financial statements include the accounts of Gold Standard, Inc., its wholly owned subsidiaries, Gold Standard South and Kelwood Enterprises, Ltd., a 70% owned subsidiary, Big Pony Gold and an 82% owned subsidiary, Gold Standard Minas. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refer to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany transactions are eliminated.

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

Investment in Mining Properties
- -------------------------------
Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are either put into production, sold or abandoned. As of April 30, 1996, there were no geological areas under production other than the San Juan Hills property from which the Company receives a royalty from its production (see Note 9a).

Earnings (Loss) Per Share
- -------------------------
Earnings (loss) per share of common stock is computed on the weighted-average number of share outstanding during the period.

Cash Equivalents
- ----------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and investments readily convertible into cash, or purchased with a maturity of three months or less, to be cash equivalents.

                           GOLD STANDARD, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  April 30, 1996 and October 31, 1995
                              (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trading Securities and Options
- ------------------------------
Instruments used in trading activities include both securities and options and are stated at market value. Quoted market prices are generally used as a basis to determine the market value. If quoted market prices are not available, market values are based on dealer quotes. Realized and unrealized losses are recognized in the financial statements.

Foreign Currency Translation
- ----------------------------
Substantially all assets and liabilities of the Company's international operations are translated at year-end exchange rates and the resulting adjustments are accumulated in stockholders' equity. Income and expenses are translated at exchange rates prevailing during the period. Foreign currency transaction gains and losses are included in net income, except for those relating to intercompany transactions of a long-term investment nature, which are accumulated in stockholders' equity.

NOTE 2 - TRADING SECURITIES

In February 1996, the Company entered into a non-monetary transaction exchanging rights to diamond potential properties located in Brazil for 100,000 shares of American Mineral Fields stock (AMZ) which was trading at $4.00 per share. This transaction resulted in a net gain to the Company of $250,231 ($400,000 less $149,769 paid to individuals as commissions on the transaction).

Curing February, March, and April 1996, the Company realized gains on the sale of this stock in the amount of $182,368. At April 30, 1996, the remaining 53,000 shares with a book value of $4.00 per share were valued at $9.53 per share, resulting in an unrealized gain on the stock of $293,090.

NOTE 3 - EXCHANGE TRADED OPTIONS

The Company has invested in options to purchase gold. The options expire in May 1998. Through April 30, 1996, the Company has recorded an unrealized loss related to these instruments of $185,126.

NOTE 4 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements as of April 30, 1996, and October 31, 1995, are detailed in the following summary:

                                                             Net Book Value
                                                          --------------------
                                           Accumulated     Apr. 30,  Oct. 31,
                                Cost       Depreciation      1996      1995
                            ----------     ------------   --------------------
Furniture and fixtures      $  57,266      $    45,424    $ 11,842   $ 12,795
Leasehold improvements          3,200            3,200          --         --
Vehicles and equipment        185,766          111,268      74,498     87,265
                            ----------    -------------   ---------  ---------
                            $ 246,232     $    159,892    $ 86,340   $100,060
                            ==========    =============   =========  =========

Depreciation of furniture, fixtures, vehicles and equipment is calculated on the straight-line method based on the estimated service lives of the depreciable assets. Depreciation expense for the three- and six-month periods ended April 30, 1996, totaled $7,388 and $14,777 ($5,402 and $10,593 for the three- and six-month periods ended April 30, 1995).

NOTE 5 - MINING PROPERTIES

The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in the Dugway region of western Utah, southern Uruguay, and Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see Note 1). The Company's leasehold exploration and carrying expenses for the six-month period ended April 30, 1996, are summarized as follows:

                   Uruguay              $  43,871
                   Brazil                 149,444
                   United States           10,000
                                        ---------
                   Total                $ 203,315
                                        =========

NOTE 6 - DEFERRED LIABILITY

The Company received a payment of $61,000 in 1990 from Compania Minera San Jose, S.A., a joint venture participant in Uruguay (see Note 9). The payment is to be used to fund potential future reclamation costs on the San Juan Hills joint venture in Uruguay. Upon completion of the reclamation efforts, any unused portion of the deposit will be refunded to the payor.

NOTE 7 - CAPITAL STOCK

In February 1996, outstanding stock warrants that were issued in March 1992, were exercised for the purchase of 250,000 shares of common stock in the Company. The exercise price of these warrants was $.75 per share. The Company realized $187,500 from the transaction.

The Company's stock purchase warrants outstanding as of April 30, 1996, are summarized as follows:

                                                     Shares
           Issue      Expiration     Exercise      Subject to
            Date         Date         Price          Warrant
           -----      ----------     --------      -----------
           06/87       06/30/96       $1.25          700,000
           10/87       10/01/96        1.25          100,000
           07/88       07/18/99        2.25          750,000
           10/89       09/15/96        3.00           25,500
           03/92       03/31/03         .75          750,000
           05/93       01/18/98        1.25           50,000
                                                  ----------
                   Total outstanding warrants      2,375,500
                                                  ==========
If all outstanding stock purchase warrants were exercised, the total proceeds would be $3,389,000.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has funded the majority of operations of its partially owned subsidiary, Big Pony Gold, since November 1988. This has been done with unsecured, non-interest bearing long term cash advances. During the three and six monthly periods ended April 30, 1996, the Company made cash payments to or on the behalf of Big Pony Gold totaling $26,829 and $42,652. At April 30, 19965, the Company had a receivable from Big Pony Gold of $181,948. These related party transactions have been eliminated in the consolidated financial statements.

In March 1996, the Company gave all of its mining rights in the Campo Del Oro property in Uruguay to Big Pony Gold in exchange for 750,000 shares of Big Pony Gold common stock.

NOTE 9 - OPERATING AND JOINT VENTURE AGREEMENTS

The Company was party to three operating or joint venture agreements differ, they all generally address funding of exploration activities and subsequent mine development and production activities, should exploration results warrant development. The agreements are summarized as follows:

     a. In September 1988, The Company entered into a joint venture agreement for the exploration of certain properties in southern Uruguay in Compania Minera San Jose S.A. (CMSJ), a wholly owned subsidiary of Bond International Gold. During 1992 CMSJ was acquired by California-based American Resources, Inc. (ARI) who has continued to drill and explore the property under the terms of the agreement. ARI previously acquired a 60% interest in the project by funding the project's exploration activities, while the Company retained a 40% participating interest. In an agreement dated February 22, 1995, the Company's 40% participating interest was replaced with a 20% royalty interest. In June 1995 gold production commenced at this property. In accordance with the terms of the joint venture agreement, the Company's royalties revenues totaled $339,726 for the six months ended April 30, 1996.

     b. In June 1992, the Company entered into a joint venture agreement with Santa Fe Pacific Mining, Inc. The objective of the agreement was to facilitate exploration and potential future development of all the company's mineral holdings in southern Uruguay, except fore those properties covered by a joint venture agreement with properties covered by a joint venture agreement with Compania Minera San Jose S.A. which is discussed in the preceding paragraph. Under terms of this agreement, Santa Fe could earn up to a 60% interest in producible discoveries on the subject properties by funding its proportionate share of future development costs or have its 40% participating interest eroded. In February 1996, the agreement was terminated with all assets and properties being relinquished by Santa Fe Pacific Mining, Inc.

     c. In November 1994, Big Pony Gold, Inc., the Company's 67.5% owned subsidiary, entered into a joint venture agreement with Ashton Mining of Australia and Santa Fe Pacific Gold. The objective of the agreement was to facilitate the exploration for diamonds and encompassed the entire country of Uruguay. Under terms of this agreement Big Pony Gold's share of costs and proceeds was 16% for diamonds and 24% for gold. These terms did not apply to any properties covered by the preceding two joint venture agreements.
         In February 1996, the agreement was terminated.

NOTE 10 - INCOME TAX

The amounts and expiration dates of net operating loss carry-forwards and investment tax credits at April 30, 1996, are detailed in the following summary:

                              Federal              State
                          Net Operating        Net Operating      Invest.
  Expiration Date              Loss                Loss          Tax Credit
- -------------------       -------------        -------------     ----------
October 31, 1996          $         --         $    545,295      $      26
December 31, 1996                   --              216,911            270
October 31, 1997                    --              569,296             --
October 31, 1998                    --               15,927             --
October 31, 1999                    --              559,140             --
October 31, 2001                    --              674,520             --
October 31, 2003             1,477,109                   --             --
December 31, 2003                1,391                   --             --
October 31, 2004               675,277                   --             --
December 31, 2004              332,153                   --             --
October 31, 2005             1,106,261                   --             --
December 31, 2005              408,740                   --             --
October 31, 2006               762,506                   --             --
October 31, 2007               568,726                   --             --
October 31, 2008                16,537                   --             --
October 31, 2009               558,487                   --             --
October 31, 2010               674,483                   --             --
                          -------------        -------------     ----------
                          $  6,581,670         $  2,581,089      $     296
                          =============        =============     ==========

NOTE 11 - LITIGATION

In 1986, the Company filed a lawsuit against American Barrick Resources Corporation, Getty Oil Company, and Texaco, relative to party's interest on the Mercur gold mine located in Tooele County, Utah. The lawsuit alleges breach of contract, breach of fiduciary duty and several other causes of action related to the operating agreement between the Company and the defendants or their successors in interest to the Mercur gold mine. Under the action the Company sought the return of the Mercur property, monetary damages and other appropriate relief.

In April 1993, the Company accepted an out-of-court cash settlement with American Barrick Resources Corporation, one of the defendants in the action, for a total of $5,225,000.

The lawsuit against the other defendants went to trial in July 1993.
Following a seven-week trial, the jury returned a verdict in favor of the Company on September 3, 1993, and awarded the Company $404,164,000 in damages. Subsequently, the judge set aside the jury verdict, thereby denying the Company the jury's award. The Company appealed the judge's decision to the Supreme Court of the State of Utah. On January 11, 1996, the Supreme Court announced its decision to uphold the trial judge's directed verdict for the defendants in the case. As a result of the unsuccessful appeal, the Company must pay approximately $48,000 in court costs. These costs have been accrued in the April 30, 1996 financial statements.

In May 1996, the Company was notified that a Writ of Reconsideration filed with the Utah Supreme Court was denied. The Company has decided to no longer continue its efforts in the lawsuit.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

                              INTRODUCTION

     Gold Standard, Inc. and its subsidiaries (the Registrant) are principally engaged in the acquisition of, and exploration for, producing or potentially productive gold properties. Its activities are concentrated, for the most part, in southern Uruguay, Brazil, and west-central Utah.

     A significant factor that affected the Registrant's operations for years was its lawsuit against the operators and former operators of the Mercur Gold Mine in Tooele County, Utah. A January 1996 ruling against the Registrant, and a subsequent denial for reconsideration has ended the Registrant's efforts in the case.

                         RESULTS OF OPERATIONS

     The Registrant holds a 20% royalty interest in a joint venture property in southern uruguay known as the San Juan Hills property. Its joint venture partner, American Resources, Inc., has been funding exploration on this property. Mining from one deposit has resulted in royalties revenue of $339,726 for the Registrant during the six-month period ended April 30, 1996. In March 1996, surface mining on the deposit was completed. Additional studies are continuing and if deposits are found the Registrant will receive royalties.

     The Registrant had no other operating revenue and no other properties under production. The Registrant does not expect to receive revenue from any of its other properties during the near future. The Registrant's operating activities have been solely exploration related and have been concentrated on their Uruguay, Brazil, Dugway, and other western Utah properties. Exploration-related expenses for the six-month period ended April 30, 1996 were $203,315 ($134,272 for the six-month period ended April 30, 1995). Exploration costs incurred during the six-month period ended April 30, 1996 are summarized as follows:

                   Uruguay              $  43,871
                   Brazil                 149,444
                   United States           10,000
                                        ---------
                   Total                $ 203,315
                                        =========

     Exploration expenses have been significantly higher in 1996 than in 1995 because of the Registrant's increased activity in its properties in Brazil. Exploration activities continue on the Registrant's Uruguay properties. The termination of the joint venture agreements with Santa Fe Pacific Mining, Inc. has made the Registrant responsible for all exploration costs. However, the Registrant is currently working on funding for the Uruguay properties through its subsidiary, Big Pony Gold.

     Legal fees and costs relative to the Mercur litigation should no longer use a significant portion of the Registrant's funds, since the State of Utah Supreme Court's ruling for the defendants in the case. Legal fees for the six-month period ended April 30, 1996 totaled $15,406 ($156,311 for the six-month period ended April 30, 1995).

     The Registrant's general and administrative expenses, excluding legal expenses, totaled $175,271 for the six-month period ended April 30, 1996 ($156,311 for the six-month period ended April 30, 1995). The two most significant general and administrative expense categories during the six-month period ended April 30, 1996 were (a) professional and consulting fees ($64,211), and (b) wages and salaries ($65,400). The balance of general and administrative expenses includes office supplies and expenses, office rent, travel, etc.

                      LIQUIDITY AND CAPITAL RESOURCES

     In addition to royalty income from its Uruguay property, the Registrant will continue to rely on funds received from the 1993 settlement with one of the parties in the Mercur lawsuit. The Registrant will also receive operating funds as investors exercise outstanding warrants for the purchase of common stock.

     The Registrant has no material capital commitments or agreements which would require significant outlays of capital during the remaining six months of the year.

     The Company's liquidity should continue to decrease at the rate it experienced in 1995. In the short term, the Registrant has sufficient cash reserves to fund operations. In the long-term, it will look to the issuance of additional equity capital and increased production from its properties.

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

                    ENVIRONMENTAL RULES AND REGULATIONS

     The Registrant is not aware of any noncompliance with environmental rules and regulations, nor has the Registrant been cited by any local, state or national agency, either in the United States or South America, for noncompliance with environmental rules and regulations.

     At April 30, 1996, the Registrant had cash and investments of $12,019 which was pledged as security against future reclamation costs on mineral properties under exploration in Uruguay. With the termination of the joint venture agreements with Santa Fe Pacific Mining, Inc., the Registrant will need to put additional funds on deposit for future reclamation. These amounts had not been determined as of the date of this report. Except for the above reclamation costs, the Company will have no involvement in environmental remediation activities.


                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

              Not applicable

Item 2.  Changes in Securities.
         ---------------------

              Not applicable

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

              Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
              No items were presented for a vote of security holders during the period ended April 30, 1996

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

                                        GOLD STANDARD, INC.
                                        Registrant



DATED:  June 10, 1996                   By   /s/ Scott L. Smith
                                          ------------------------------------
                                          Scott L. Smith
                                          President, Treasurer,
                                          Chairman of the Board and
                                          Principal Financial Officer