Form 10-Q/A
period 1996-04-30
GOLD STANDARD INC
filed 1996-07-02
CIK 42136

SECURITIES AND EXCHANGE COMMISSION
                           450 Fifth Street, N.W.
                           Washington, D.C. 20549


                                  FORM 10-Q/A


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

             Yes _______                               No _______


     As of April 30, 1996, there were 15,097,500 shares of common capital stock outstanding.

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

                           GOLD STANDARD, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
       Three- and six-month periods ended April 30, 1996 and 1995


                               Three months ended        Six months ended
                                   April 30,                 April 30,
                            ------------------------  ------------------------
                               1996         1995         1996         1995
                            -----------  -----------  -----------  -----------
                            (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

INCOME FROM OPERATIONS
   Royalty income           $   93,371   $     -      $  339,726   $     -
EXPENSES
   Depreciation                  7,388        5,402       14,777       10,593
   Leasehold exploration
     and carrying costs        121,288       78,499      203,315      134,272
 General and administrative:
   Legal                         4,050       78,149       15,406      156,311
   Other                        67,779       84,192      175,271      156,889
                            -----------  -----------  -----------  -----------
   NET LOSS FROM OPERATIONS $ (107,134)  $ (246,242)  $  (69,043)  $ (458,065)

OTHER INCOME (EXPENSES)
   Gain from
     trading securities     $  128,218   $     -      $  128,218    $    -
    Gain on sale of assets     300,000         -         300,000         -
   Unrealized gain on
     trading securities        293,090         -         293,090         -
   Interest income              24,065       30,767       50,053       59,511
   Unrealized loss
     on options               (185,126)    (140,350)    (185,126)    (327,800)
                            -----------  -----------  -----------  -----------
NET INCOME (LOSS)            $ 453,113   $ (355,825)  $  517,192   $ (726,354)
                            ===========  ===========  ===========  ===========



Net income (loss)
  per common share           $    0.03   $    (0.01)  $    0.03   $    (0.01)
                            ===========  ===========  ===========  ===========





See accompanying notes to consolidated financial statements.

                           GOLD STANDARD, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
       Three- and six-month periods ended April 30, 1996 and 1995

                               Three months ended        Six months ended
                                   April 30,                 April 30,
                            ------------------------  ------------------------
                               1996         1995         1996         1995
                            -----------  -----------  -----------  -----------
                            (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES
   Net income (loss)        $  453,113   $ (355,825)  $  517,192   $ (726,354)
   Add (deduct) adjustments
     to cash basis:
   Depreciation                  7,388        5,402       14,777       10,593
   Net unrealized gains       (107,964)           0     (107,964)           0
   Gain on sale of assets     (400,000)           0     (400,000)           0
   Accounts receivable         167,965       (3,039)     126,719       (3,111)
   Prepaid expenses              1,565        1,559        3,105        3,451
   Deposits                          0      (10,000)           0      (10,000)
   Deferred costs               (1,367)     (11,567)      (3,707)     (12,039)
   Accounts payable            (33,260)     (67,985)      (7,714)     (99,775)
   Accrued liabilities              14         (188)         321         (192)
                            -----------  -----------  -----------  -----------
NET CASH PROVIDED BY (USED
 IN) OPERATING ACTIVITIES   $   87,454     (441,643)     142,729     (837,427)
CASH USED IN
 INVESTMENT ACTIVITIES
   Equipment purchased      $     (540)  $        0   $   (1,058)  $   (4,755)
   Proceeds from sales
    of trading securities      288,000            0      288,000            0
   Purchase of options        (308,300)           0     (308,300)           0
   Bonuses on
    sales of assets           (100,000)           0     (100,000)           0
   Increase in
    restricted cash                  0         (258)           0         (690)
                            -----------  -----------  -----------  -----------
NET CASH USED IN
 INVESTMENT ACTIVITIES      $ (120,840)  $     (258)  $ (121,358)  $   (5,445)
CASH PROVIDED BY
 FINANCING ACTIVITIES
   Issuance of
    stock warrants             187,500            0      187,500      112,500
                            -----------  -----------  -----------  -----------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES       $  187,500            0      187,500      112,500
NET INCREASE
 (DECREASE) IN CASH            154,114     (441,901)     208,871     (730,372)
CASH BALANCE AT
 BEGINNING OF PERIOD         2,520,737    2,659,669    2,465,980    2,948,140
                            -----------  -----------  -----------  -----------
CASH BALANCE AT
 END OF PERIOD              $2,674,851   $2,217,768   $2,674,851   $2,217,768
                            ===========  ===========  ===========  ===========

































Non-cash Transactions
- ---------------------
In February 1996 the Company exchanged their rights to certain diamond properties for 100,000 shares of American Mining Fields stock valued at $4.00 per share. The gain on the sale of $300,000 reported in Other Income is net of bonuses on the transaction of $100,000

See accompanying notes to the consolidated financial statements

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

NOTE 2 - TRADING SECURITIES

In February 1996, the Company entered into a non-monetary transaction exchanging rights to diamond potential properties located in Brazil for 100,000 shares of American Mineral Fields stock (AMZ) which was trading at $4.00 per share. This transaction resulted in a net gain to the Company of $300,000 ($400,000 less $100,000 paid to three geologists as bonuses on the transaction).

During February, March, and April 1996, the Company realized gains, net of costs and commissions, on the sale of this stock in the amount of $128,218. At April 30, 1996, the remaining 53,000 shares with a book value of $4.00 per share were valued at $9.53 per share, resulting in an unrealized gain on the stock of $293,090.

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

NOTE 9 - OPERATING AND JOINT VENTURE AGREEMENTS

The Company was party to three operating or joint venture agreements differ, they all generally address funding of exploration activities and subsequent mine development and production activities, should exploration results warrant development. The agreements are summarized as follows:

     a. In September 1988, The Company entered into a joint venture agreement for the exploration of certain properties in southern Uruguay in Compania Minera San Jose S.A. (CMSJ), a wholly owned subsidiary of Bond International Gold. During 1992 CMSJ was acquired by California-based American Resources, Inc. (ARI) who has continued to drill and explore the property under the terms of the agreement. ARI previously acquired a 60% interest in the project by funding the project's exploration activities, while the Company retained a 40% participating interest. In an agreement dated February 22, 1995, the Company's 40% participating interest was replaced with a 20% royalty interest in a parcel of this property known as the San Carlos Mine. In June 1995 gold production commenced at this mine. In accordance with the terms of the joint venture agreement, the Company's royalties revenues totaled $339,726 for the six months ended April 30, 1996.

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

                         RESULTS OF OPERATIONS

     The Registrant holds a 40% royalty interest in a joint venture property in southern uruguay known as the San Juan Hills property. Its joint venture partner, American Resources, Inc., has been funding exploration on this property. Mining from one deposit, the San Carlos Mine, has resulted in royalty revenue of $339,726 for the Registrant during the six-month period ended April 30, 1996. In March 1996, surface mining on the deposit was completed. Additional studies are continuing and if deposits are found the Registrant will receive royalties or its share of production.

     The Registrant had no other operating revenue and no other properties under production. The Registrant does not expect to receive revenue from any of its other properties during the near future. The Registrant's operating activities have been solely exploration related and have been concentrated on their Uruguay, Brazil, Dugway, and other western Utah properties. Exploration-related expenses for the six-month period ended April 30, 1996 were $203,315 ($134,272 for the six-month period ended April 30 are summarized as follows:

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

     The Company's liquidity should improve in 1996. In the short term, the Registrant has sufficient cash reserves to fund operations. These reserves have been funded by royalties and sales of trading securities. In the long-term, it will look to the issuance of additional equity capital and increased production from its properties.

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