Form 10-Q
period 1996-07-31
GOLD STANDARD INC
filed 1996-09-16
CIK 42136

SECURITIES AND EXCHANGE COMMISSION
                           450 Fifth Street, N.W.
                           Washington, D.C. 20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  July 31, 1996
Commission File Number:  0-9496


                             GOLD STANDARD, INC.
                         ---------------------------
                          (Exact name of registrant
                         as specified in its charter)

                 Utah                                   87-0302579
- - -----------------------------------------     -------------------------------
      (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)             identification number)


712 Kearns Building, Salt Lake City, Utah                  84101
- - -----------------------------------------     -------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number,
Including Area Code:  (801) 328-4452

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

             Yes _______                               No _______


     As of July 31, 1996, there were 18,697,500 shares of common capital stock outstanding.

                  PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements.
         ---------------------




                       GOLD STANDARD, INC.

           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR INCLUSION IN QUARTERLY REPORT
                           ON FORM 10-Q

                          July 31, 1996

                       GOLD STANDARD, INC.
                   CONSOLIDATED BALANCE SHEETS
                July 31, 1996 and October 31, 1995


                              July 31, 1996           October 31, 1995
                             ----------------         ----------------
                               (Unaudited)

          ASSETS

CURRENT ASSETS
  Cash and cash
    equivalents               $   6,483,592          $     2,465,980
  Royalties
    receivable                           -                   133,764
  Accrued interest                   19,465                       99
  Securities available for
    sale at market value            328,300                        -
  Exchange traded options
    at market value                  67,753                        -
  Prepaid expenses                    3,143                    5,118
                              --------------         ----------------
      TOTAL CURRENT
       ASSETS                     6,902,253                2,604,961

PROPERTY AND EQUIPMENT
  Equipment and leasehold
    improvements                    163,427                  100,060
                              --------------         ----------------
                                    163,427                  100,060
OTHER ASSETS
  Deferred offering costs            60,856                   50,259
  Deposits                              740                      740
                              --------------         ----------------
                                     61,596                   50,999
                              --------------         ----------------
                              $   7,127,276          $     2,756,020
                              ==============         ================

         LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Accounts payable - trade    $      53,428          $        58,396
     Accrued liabilities              2,877                      566
     Income tax payable                 -                        300
         TOTAL CURRENT
           LIABILITIES               56,305                   59,262
                              --------------         ----------------
LONG-TERM LIABILITIES
  Deferred liabilities               61,000                   61,000
                              --------------         ----------------
       TOTAL LIABILITIES            117,305                  120,262

STOCKHOLDERS' EQUITY
  Common stock                       19,298                   14,848
  Additional paid-in
    capital                      13,704,328                9,396,277
  Retained deficit               (6,713,655)              (6,775,367)
                              --------------         ----------------
       TOTAL STOCKHOLDERS'
        EQUITY                    7,009,971                2,635,758
                              --------------         ----------------
                              $   7,127,276          $     2,756,020
                              ==============         ================



See accompanying notes to consolidated financial statements.

                       GOLD STANDARD, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
   Three and nine month periods ended July 31, 1996 and 1995


                      Three months ended              Nine months ended
                            July 31,                       July 31,
                     ---------------------------   --------------------------
                        1996            1995            1996         1995
                     ------------   ------------   ------------  ------------
                      (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)

INCOME FROM OPERATIONS
  Royalty income         $   -       $  260,730     $  339,726    $   260,730

EXPENSES
  Depreciation             11,116         5,427         25,893         16,020
  Leasehold exploration
   and carrying costs     194,967         7,905        398,276        192,177
  General and
   administrative:
     Legal                 17,093       136,930         32,499        293,241
     Other                103,278        78,368        278,555        235,257
                      ------------  ------------   ------------   ------------
  NET LOSS FROM
  OPERATIONS             (326,454)      (17,900)      (395,497)      (475,965)

 OTHER INCOME (EXPENSES)
   Gain from securities
    available for sale     21,523          -           149,741           -
 Gain on sale of assets    10,200          -           310,200           -
 Unrealized gain (loss)
  on securities available
    for sale             (160,790)         -           132,300           -
  Interest income          55,462        29,735        105,515         89,246
  Unrealized loss
    on options            (55,421)         -          (240,547)      (327,800)
                        ----------   -----------   ------------    -----------
NET INCOME (LOSS)       $(455,480)   $   11,835     $   61,712     $ (714,519)
                        ===========  ===========    ===========    ===========


Net income (loss)
  per common share      $   (0.03)   $    0.01     $     0.01      $    (0.05)



See accompanying notes to consolidated financial statements

                           GOLD STANDARD, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
       Three and nine month periods ended July 31, 1996 and 1995


                         Three months ended              Nine months ended
                              July 31,                        July 31,
                       -------------------------   ---------------------------
                          1996           1995          1996          1995
                       ------------  -----------   ------------   ------------
                        (Unaudited)  (Unaudited)    (Unaudited)    (Unaudited)

CASH PROVIDED BY (USED
 IN) OPERATING ACTIVITIES
 Net income (loss)     $  (455,480)   $   11,835    $   61,712     $ (714,519)
  Add (deduct) adjustments
  to cash basis:
     Depreciation           11,116         5,427        25,893         16,020
     Services provided in
      exchange for stock    25,000            -         25,000
     Net unrealized losses 216,211            -        108,247             -
       Gain on sale of
        assets and
        securities         (31,723)           -       (400,000)            -
     Accounts receivable   (12,321)     (262,227)      114,398       (265,338)
     Prepaid expenses       (1,130)       (2,570)        1,975            881
     Deposits                   -         10,000            -              -
     Deferred costs         (6,890)       (3,345)      (10,597)       (15,384)
     Accounts payable        2,746        17,090        (4,968)       (82,685)
     Accrued liabilities     1,690            12         2,011           (180)
                       ------------  ------------  ------------    -----------
      NET CASH PROVIDED BY
      (USED IN) OPERATING
      ACTIVITIES          (250,781)     (223,778)      (76,329)    (1,061,205)

CASH USED IN INVESTMENT
ACTIVITIES
   Equipment sold           10,200            -         10,200             -
   Equipment purchased     (88,203)         (758)      (89,261)        (5,513)
   Proceeds from sales
   of trading securities    37,525            -        293,802             -
   Purchase of options          -             -       (308,300)            -
   Commissions on
    sales of assets             -             -       (100,000)
   Increase in restricted
    cash                        -           (421)           -          (1,111)
                       ------------   ------------  ------------   -----------
      NET CASH USED IN
      INVESTMENT
       ACTIVITIES          (40,478)       (1,179)     (193,559)        (6,624)

                               (Continued)

See accompanying notes to consolidated financial statements.

                       GOLD STANDARD, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
   Three and nine month periods ended July 31, 1996 and 1995


                            Three months ended          Nine months ended
                                 July 31,                   July 31,
                         -------------------------   -------------------------
                             1996           1995        1996          1995
                         -----------   -----------  -----------  ------------
                         (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)


CASH PROVIDED BY FINANCING
 ACTIVITIES
  Issuance of stock
   and warrants           4,100,000      124,000     4,287,500       236,500
                        ------------  -----------   -----------   -----------
     NET CASH PROVIDED BY
    FINANCING ACTIVITIES  4,100,000      124,000     4,287,500       236,500

NET INCREASE (DECREASE)
  IN CASH                 3,808,741     (100,957)    4,017,612      (831,329)

CASH BALANCE AT BEGINNING
  OF PERIOD               2,674,851    2,217,768     2,465,980     2,948,140
                        ------------  -----------  ------------   -----------
CASH BALANCE AT END
 OF PERIOD               $6,483,592   $2,116,811    $6,483,592    $2,116,811
                         ============ ============  ============   ===========

Non-cash Transactions

In February 1996 the Company exchanged their rights to certain diamond properties for 100,000 shares of American Mining Fields stock valued at $4.00 per share. The gain on the sale of $300,000 included in Other Income is net of bonuses on the transaction of $100,000.

In March 1996 a subsidiary of the Company issued 100,000 shares of its common stock in exchange for services valued at $25,000.







See accompanying notes to consolidated financial statements.

                         GOLD STANDARD, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 1996 and October 31, 1995
                             (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

       Financial Statements
       --------------------
       The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 1995, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at July 31, 1996, have been made. All such adjustments were of a normal, recurring nature.

       Principles of Consolidation
       ---------------------------
       The accompanying consolidated financial statements include the accounts of Gold Standard, Inc., its wholly owned subsidiaries, Gold Standard South and Kelwood Enterprises, Ltd., a 64.4% owned subsidiary, Big Pony Gold and a 100% owned subsidiary, Gold Standard Minas. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany transactions are eliminated.

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

       Investment in Mining Properties
       -------------------------------
       Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are either put into production, sold or abandoned. As of July 31, 1996 there were no geological areas under production.

                         GOLD STANDARD, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  July 31, 1996 and October 31, 1995
                             (Unaudited)


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

       Securities Available for Sale and Options
       -----------------------------------------
       Instruments used in trading activities include both securities and options and are stated at market value. Quoted market prices are generally used as a basis to determine the market value. If quoted market prices are not available market values are based on dealer quotes. Realized and unrealized losses are recognized in the financial statements.

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


NOTE 2 - SECURITIES AVAILABLE FOR SALE

       In February 1996 the Company entered into a non-monetary transaction exchanging rights to diamond potential properties located in Brazil for 100,000 shares of American Mineral Fields stock (AMZ) which was trading at $4.00 per share. This transaction resulted in a net gain to the Company of $300,000 ($400,000 less $100,000 paid to three geologists as bonuses on the transaction).

                         GOLD STANDARD, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  July 31, 1996 and October 31, 1995
                             (Unaudited)


NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

       During the period February 1,1996 to July 31, 1996, the Company realized gains on the sale of this stock in the amount of $149,741. At July 31, 1996, the remaining 49,000 shares with a book value of $4.00 per share were valued at $6.70 per share.


NOTE 3 - EXCHANGE TRADED OPTIONS

       The Company has invested in options to purchase gold. The options expire in May 1998. Through July 31, 1996 the Company has recorded a cumulative unrealized loss related to these instruments of $240,547.


NOTE 4 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Equipment and leasehold improvements as of July 31, 1996, and October 31, 1995, are detailed in the following summary:

                                                     Net Book Value
                                     Accumulated   July 31,  Oct. 31,
                             Cost    Depreciation     1996     1995
                          ---------  ------------  -------------------
       Furniture &
         fixtures          $ 57,266    $ 46,430    $ 10,836  $ 12,795
       Leasehold
         improvements         3,200       3,200         --        --
       Vehicles &
         equipment          257,812     105,221     152,591    87,265
                           ---------   ---------   --------- ---------
                           $318,278    $154,851    $163,427  $100,060
                           =========   =========   ========= =========

       Depreciation of furniture, fixtures, vehicles and equipment is calculated on the straight line method based on the estimated service lives of the depreciable assets. Depreciation expense for the three and nine month periods ended July 31, 1996, totaled $11,116 and $25,893 ($5,427 and $16,020 for the three and nine month periods ended July 31, 1995).

                    GOLD STANDARD, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  July 31, 1996 and October 31, 1995
                             (Unaudited)


NOTE 5 - MINING PROPERTIES

       The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in the Dugway region of western Utah, Southern Uruguay, and Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see
       Note 1). The Company's leasehold exploration and carrying expenses for the nine month period ended July 31, 1996 are summarized as follows:

                 Uruguay        $107,950
                 Brazil          269,722
                 United States    20,604
                                ---------
                 Total          $398,276
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

       In May and June 1996, Sun Valley Gold Company purchased 3,000,000 shares of the Company's common stock for $1.00 per share. As part of the transaction, Sun Valley Gold also received warrants for the purchase of 3,000,000 additional shares of the Company's common stock. The exercise price of these warrants is $1.50 per share and the warrants expire in May 1999. The Company realized $3,000,000 from this transaction.

       In May 1996, FCMI purchased 600,000 shares of the Company's common stock for $1.00 per share. The Company realized $600,000 from this transaction.

       In June 1996 the Company extended the expiration dates of warrants for the purchase of 500,000 shares of common stock from June 1996 to June 1999. The Company also extended the expiration date of warrants for the purchase of an additional 100,000 shares of common stock from


NOTE 7 - CAPITAL STOCK (Continued)

       October 1996 to October 1999. Warrants for the purchase of 200,000 shares of common stock expired in June 1996 and were not extended.

       The Company's stock purchase warrants outstanding as of July 31, 1996, are summarized as follows:


                                                  Shares
           Issue    Expiration      Exercise       Subject to
            Date       Date          Price          Warrant

           06/87     06/30/99        $1.25           500,000
           10/87     10/01/99         1.25           100,000
           07/88     07/18/99         2.25           750,000
           10/89     09/15/96         3.00            25,500
           03/92     03/31/03          .75           750,000
           05/93     01/18/98         1.25            50,000
           05/96     05/31/99         1.50         3,000,000
                                                   ---------
                    Total outstanding warrants     5,175,000
                                                   =========

       If all outstanding stock purchase warrants were exercised, the total proceeds would be $7,639,000.

       In March 1996, Big Pony Gold, the Company's 64.4% owned subsidiary issued 100,000 shares of its unregistered and restricted common stock to two individuals in consideration of consulting services rendered.

       In May 1996, Sun Valley Gold Company purchased 500,000 shares of Big Pony Gold's common stock for $1.00 per share. As part of the transaction, Sun Valley Gold also received warrants for the purchase of 500,000 additional shares of Big Pony Gold's common stock. The exercise price of these warrants is $1.25 per share and the warrants expire in May 1999. Big Pony Gold realized $500,000 from this transaction. These are the only outstanding warrants for the purchase of Big Pony Gold common stock and if they were all exercised proceeds would be $625,000.

NOTE 8 - RELATED PARTY TRANSACTIONS

       The Company has funded the majority of the operations of its subsidiaries Big Pony Gold, Gold Standard South, and Gold Standard Minas with unsecured non-interest bearing long term cash advances. As of July 31, 1996 the Company had receivables from these companies of $246,485, $574,089, and $535,338 respectively. All intercompany transactions have been eliminated in consolidation.

                         GOLD STANDARD, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  July 31, 1996 and October 31, 1995
                             (Unaudited)


NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

       To guarantee the future reclamation commitments in Uruguay of the Company's subsidiary, Big Pony Gold, Inc., the Company has obtained a standby letter of credit in the amount of $1,000,000 and extended the benefits of the letter of credit to their subsidiary.

       On March 14, 1996 the Company acquired 750,000 shares of the common stock of its subsidiary Big Pony Gold, Inc. in exchange for cancellation of $10,000 in debt owed by the subsidiary to the Company and transfer by the Company of all its interest in certain mineral rights and assets pursuant to the cancellation of the Campo Del Oro venture (Note 9).


NOTE 9 - OPERATING AND JOINT VENTURE AGREEMENTS

       The Company was party to three operating or joint venture agreements. While the terms of the agreements differ, they all generally address funding of exploration activities and subsequent mine development and production activities, should exploration results warrant development. The agreements are summarized as follows:

          a. In September 1988, the Company entered into a joint venture agreement for the exploration of certain properties in southern Uruguay with Compania Minera San Jose S.A. (CMSJ), a wholly owned subsidiary of Bond International Gold. During 1992 CMSJ was acquired by California-based American Resources, Inc. (ARI) who has continued to drill and explore the property under the terms of the agreement. ARI previously acquired a 60% interest in the project by funding the project's exploration activities, while the Company retained a 40% participating interest. In an agreement dated February 22, 1995, the Company's 40% participating interest was replaced with a 20% royalty interest in a parcel of this property known as the San Carlos Mine. In June 1995 gold production commenced at this mine. In accordance with the terms of the joint venture agreement, the Company's royalties revenues totaled $339,726 for the nine months ended July 31, 1996.

          b. In June 1992, the Company entered into a joint venture agreement with Santa Fe Pacific Mining, Inc. The objective of the agreement was to facilitate exploration and potential future development of all the Company's mineral holdings in southern Uruguay, except for those properties covered by a joint venture agreement with Compania Minera San Jose S.A. which is discussed in the preceding paragraph. Under terms of this agreement, Santa Fe could earn up to a 60% interest in producible discoveries on the subject properties by funding 100% of the exploration expenses up to either a specified minimum investment or until a decision to develop a discovery was reached. Thereafter, the Company was to participate by funding its proportionate share of future development costs or have its 40% participating interest eroded. In February 1996, the agreement was terminated with all assets and properties being relinquished by Santa Fe Pacific Mining, Inc. to the Company and its subsidiary Big Pony Gold, Inc.

          c. In November 1994, Big Pony Gold, Inc., the Company's subsidiary, entered into a joint venture agreement with Ashton Mining of Australia and Santa Fe Pacific Gold. The objective of the agreement was to facilitate the exploration for diamonds and encompassed the entire country of Uruguay. Under terms of this agreement Big Pony Gold's share of costs and proceeds was 16% for diamonds and 24% for gold. These terms did not apply to any properties covered by the preceding two joint venture agreements. In February 1996, the agreement was terminated.

NOTE 10 - INCOME TAX

       The amounts and expiration dates of net operating loss carryforwards and investment tax credits at July 31, 1996 are detailed in the following summary:

                                Federal         State
                             Net Operating   Net Operating   Invest.
       Expiration Date           Loss           Loss        Tax Credit
       October 31, 1996      $      --       $   545,295     $       26
       December 31, 1996            --           216,911            270
       October 31, 1997             --           569,296            --
       October 31, 1998             --            15,927            --
       October 31, 1999             --           559,140            --
       October 31, 2001             --           674,520            --
       October 31, 2003       1,477,109              --             --
       December 31, 2003          1,391              --             --
       October 31, 2004         675,277              --             --
       December 31, 2004        332,153              --             --
       October 31, 2005       1,106,261              --             --
       December 31, 2005        408,740              --             --
       October 31, 2006         762,506              --             --
       October 31, 2007         568,726              --             --
       October 31, 2008          16,537              --             --
       October 31, 2009         558,487              --             --
       October 31, 2010         674,483              --             --

                             $6,581,670      $ 2,581,089     $      296

                         GOLD STANDARD, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  July 31, 1996 and October 31, 1995
                             (Unaudited)


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

     The lawsuit against the other defendants went to trial in July 1993. Following a seven week trial the jury returned a verdict in favor of the Company on September 3, 1993, and awarded the Company $404,164,000 in damages. Subsequently, the judge set aside the jury verdict, thereby denying the Company the jury's award. The Company appealed the judge's decision to the Supreme Court of the State of Utah. On January 11, 1996, the Supreme Court announced its decision to uphold the trial judge's directed verdict for the defendants in the case. As a result of the unsuccessful appeal, the Company must pay approximately $48,000 in court costs. These costs have been accrued in the July 31, 1996 financial statements.

     In May 1996 the Company was notified that a Writ of Reconsideration filed with the Utah Supreme Court was denied. The Company has decided to no longer continue its efforts in the lawsuit.

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

     A significant factor that effected the Registrant's operations for years was its lawsuit against the operators and former operators of the Mercur Gold Mine in Tooele County, Utah. A January, 1996 ruling against the Registrant, and a subsequent denial for reconsideration has ended the Registrant's efforts in the case.



                      RESULTS OF OPERATIONS

     The Registrant holds a 40% royalty interest in a joint venture property in Southern Uruguay known as the San Juan Hills property. Its joint venture partner, American Resources, Inc., has been funding exploration on this property. Mining from one deposit, the San Carlos Mine, has resulted in royalty revenue of $339,726 for the Registrant during the nine month period ended July 31, 1996. In March 1996 surface mining on the deposit was completed. Additional studies are continuing and if deposits are found the Registrant will receive royalties or its share of production.

      The Registrant had no other operating revenue and no other properties under production. The Registrant does not expect to receive revenue from any of its other properties during the near future. The Registrant's operating activities have been solely exploration related and have been concentrated on their Uruguay, Brazil, Dugway, and other western Utah properties. Exploration related expenses for the nine month period ended July 31, 1996 were $398,276 ($192,177 for the nine month period ended July 31, 1995). Exploration costs incurred during the nine month period ended July 31, 1996 are summarized as follows:


                    Uruguay   $107,950
                    Brazil     269,722
                    Utah        20,604
                              --------
                              $398,276
                              ========

     Exploration expenses have been significantly higher in 1996 than in 1995 because of the Registrant's increased activity in its properties in Brazil. Exploration activities continue on the Registrant's Uruguay properties. The termination of the joint venture agreements with Sante Fe Pacific Mining, Inc. has made the Registrant responsible for all exploration costs. However, the Registrant is currently working on funding for the Uruguay properties through it's subsidiary, Big Pony Gold.

     Legal fees and costs relative to the Mercur litigation should no longer use a significant portion of the Registrant's funds, since the State of Utah Supreme Court's ruling for the defendants in the case. Legal fees for the nine month period ended July 31, 1996 totaled $32,499 ($293,241 for the nine month period ended July 31, 1995).

     The Registrant's general and administrative expenses, excluding legal expenses totaled $278,555 for the nine month period ended July 31, 1996 ($235,257 for the nine month period ended July 31, 1995). The two most significant general and administrative expense categories during the nine month period ended July, 1996 were (a) professional and consulting fees
($99,163) and (b) wages and salaries ($98,400).   The balance of general and
administrative expenses includes office supplies and expenses, office rent, travel, etc.


                 LIQUIDITY AND CAPITAL RESOURCES

     In addition to royalty income from its Uruguay property, the Registrant will continue to rely on funds received from the 1993 settlement with one of the parties in the Mercur lawsuit. The Registrant will also receive operating funds as investors exercise outstanding warrants for the purchase of common stock. During the nine month period ended July 31, 1996 the Registrant and its subsidiary, Big Pony Gold, have realized $4,287,500 from stock transactions.

     The Registrant has no material capital commitments or agreements which would require significant outlays of capital during the remaining three months of the year.

     The Company's liquidity should improve in 1996. In the short term, the Registrant has sufficient cash reserves to fund operations. These reserves have been funded by royalties and sales of trading securities. In the long-term it will look to the issuance of additional equity capital and increased production from its properties.

                            INFLATION

     The impact of inflation on the Registrant's operations will vary. The future price of gold and the level of future interest rates could directly effect the Registrant's future operating revenue.

     Serious increases in inflation could increase general and administrative expenses for the Registrant and make it difficult to remain within budget. However, management does not expect any material increases in the inflation rate during the near future.


               ENVIRONMENTAL RULES AND REGULATIONS

     The Registrant is not aware of any noncompliance with environmental rules and regulations, nor has the Registrant been cited by any local, state or national agency either in the United States or South America for noncompliance with environmental rules and regulations.

     At July 31, 1996, the Registrant had cash and investments of $12,083 which was pledged as security against future reclamation costs on mineral properties under exploration in Uruguay. With the termination of the joint venture agreements with Santa Fe Pacific Mining, Inc, the Registrant will need to put additional funds on deposit for future reclamation. These amounts had not been determined as of the date of this report. Except for the above reclamation costs, the Company will have no involvement in environmental remediation activities.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings.
         -----------------

              Not applicable

Item 2.  Changes in Securities.
         ---------------------

              Not applicable

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

              Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
              No items were presented for a vote of security holders during the period ended July 31, 1996

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

                                        GOLD STANDARD, INC.
                                        Registrant



DATED:  September 16, 1996                By   /s/ Scott L. Smith
                                          ------------------------------------
                                          Scott L. Smith
                                          President, Treasurer,
                                          Chairman of the Board and
                                          Principal Financial Officer