Form 10-K
period 1996-10-31
GOLD STANDARD INC
filed 1997-02-14
CIK 42136

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Fiscal Year Ended October 31, 1996 Commission File No. 0-9496
                          ----------------                     -------

                            GOLD STANDARD, INC.
                            -------------------

         (Exact name of registrant as specified in its charter)

               Utah                             87-0302579
 -------------------------------          ------------------------

 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              Identification No.)


Suite 712 Kearns Building, Salt Lake City, Utah          84101
-------------------------------------------------      ---------
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (801) 328-4452
                                                       --------------


Securities registered pursuant to Section 12(b) of the Act:

Title of each class         Name of each exchange on which registered

        None                    NASDAQ and Pacific Stock Exchange
       ------                   ---------------------------------

Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, par value  $.001 per share
               ----------------------------------------
                           (Title of class)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 31, 1996, the aggregate market value of Registrant's Common Stock, par value $.001 per share, held by non-affiliates of Registrant was approximately $13,656,475.00.

As of the close of the period covered by this report there were outstanding 18,697,500 shares of Registrant's common stock, $.001 par value per share.

                              PART I

ITEM 1:  BUSINESS.
-----------------

     Gold Standard, Inc. (the "Registrant") was incorporated pursuant to the laws of the State of Utah on November 28, 1972, for the purpose of engaging in the exploration for, and the production and sale of, gold. Registrant is primarily engaged in acquiring, leasing and selling hard mineral properties and, if warranted, developing those properties which have the most economic potential. Registrant also seeks joint ventures or other financial arrangements with other companies to develop and/or operate the properties it controls. Presently, Registrant is an exploration stage company and there is no assurance that a commercially viable ore body (reserves) exists, in any of Registrant's properties until further exploration work and drilling is done and a final feasibility report based upon such test results is concluded.

     In June 1992, Registrant entered into a joint venture agreement with Santa Fe Pacific Mining, Inc. (GAU-NYSE) ("Santa Fe") on its properties held in the country of Uruguay. Through the year 1994 Santa Fe expended over four million dollars on the project. In October 1994 a budget request was made by the Santa Fe personnel in Uruguay for $2,500,000 for the 1995 year, and only one half of this amount was declared available to the project. In the first quarter of 1995, this amount was reduce to $500,000 due to circumstances within Santa Fe. Registrant strongly objected to the reduced spending levels and the joint venture was finally dissolved on September 10, 1996.
The properties were returned to Registrant's subsidiary company Big Pony Gold, Inc. ("Big Pony Gold"). Registrant relinquished the right to its portion of the properties for 1,000,000 shares of Big Pony Gold common stock and $10,000.

     In the 1994-1995 period, Registrant initiated a large land acquisition (mineral rights) program in the country of Brazil.
Offices were established and staffed in the city of Curitiba in the state of Parana. Operations are carried on through a wholly-owned Brazilian subsidiary company, Gold Standard Minas, S.A. Presently this company has 24 employees consisting of senior and junior geologists, technicians, prospectors and laborers. Registrant's focus in Brazil changed in early 1995 from diamonds to the exploration for gold. During 1996 Registrant sold its claims covering potential diamond ground it held in Brazil to American Mineral Fields of Hope, Arkansas (AMZ-TSE) ("AMZ"). Registrant received 100,000 shares of AMZ common stock and retained a 2% royalty on the properties. 25,000 of these shares were disbursed to the three geologists that assisted in the acquisition and the sale of the claims. During 1996, Registrant sold 26,000 shares of AMZ common stock for a return of approximately $153,000. Registrant still holds 46,000 shares of AMZ common stock.

     Registrant holds a 40% participating interest in a joint venture property in Southern Uruguay known as the San Juan Hills property. Registrant's joint venture partner, Rea Gold Corporation ("Rea Gold"), has been funding exploration activities on this property. Mining from one defined deposit in this joint venture (the San Carlos deposit) commenced in early 1995. The monthly cash flow from mining on this property ended in the first half of 1996 with total receipts of approximately $825,350 since the date of commencement. Rea Gold has notified Registrant of its intention to drill and test for an extension of the San Carlos deposit in 1997.

     Except for the activities described herein, Registrant has not engaged in any material business transactions during the fiscal year ended October 31, 1996. Further, except as otherwise described herein, no material expenditures have occurred during the Registrant's last three (3) fiscal years for research and development activities, nor has compliance with federal, state and local environmental laws and regulations resulted in a material effect on the capital expenditures, earnings or competitive position of Registrant or its subsidiaries. Most of the time of Registrant's president is spent on Registrant's activities. In addition to the president, Registrant has twenty (20) full-time employees.


ITEM 2:  PROPERTIES.
-------------------

     The Country of Brazil
     ---------------------

     Registrant, through its 100% owned subsidiary company Gold Standard Minas, S.A., holds mineral rights to approximately 1.5 million acres with priority and another one million acres under application in the country of Brazil. These properties were selected by Registrant's geologists and are considered to be highly prospective for gold. The mineral claims with priority status are located in the states of Mato Grosso, Goias, Rondonia and Amazonas, consisting of 197 parcels. Requested areas are made up of 527 parcels in seven states.

     The properties are in the initial stages of development. Generalized reconnaissance including rock sampling, stream sediment, soil geochemistry, ground geophysics and geologic mapping are being conducted at this time. Current project areas undergoing detailed investigation by Registrant's geologists, technicians and prospectors include Novo Brazil and NE Goias in the state of Goias; Cachimbo, Apui and Aripuana in Mato Grosso state; and Colorado in the state of Rondonia. Registrant maintains fully computerized offices in Curitiba, Parana. An additional office is located in Coromandel, Minas Gerais for Gold Standard Mines, S.A., Registrant's landman. All full time employees are Brazilian. Gold Standard Minas, S.A.
utilizes several consultants from North America.

     The Country of Uruguay
     ----------------------

     During the 1987 fiscal year, Registrant began application for prospecting rights in the country of Uruguay. Acquisition of properties continued for the next three years. In 1988 it acquired from third parties a large property position and placed these properties in a 50% owned subsidiary company, Big Pony Gold, Inc., a Utah corporation (PONY NASDAQ.EBB). In September of 1988, Registrant entered into a joint venture on a portion of their properties referred to as the San Juan Hills with Compania Minera San Jose (St. Joe Minerals), a wholly owned subsidiary of Bond International Gold (BIG-NYSE) ("BIG"). Subsequently, BIG was acquired by Lac Minerals ("Lac"). Lac sold Compania Minera San Jose to American Resources Corporation ("American Resources"). American Resources was merged into Rea Gold (REO-ASE) in 1996. Rea Gold is the present joint venture partner of Registrant on the 120,000 acre San Juan
Hills area. The joint venture agreement states that Rea Gold, the operator of the joint venture, is responsible for payment of 100% of the exploration costs to earn a 60% equity interest in the joint venture, with Registrant retaining the remaining 40%. During the years 1995 and 1996, Rea Gold developed and operated the San Carlos deposit, a small but high grade gold mine on the joint venture's properties. Registrant chose to forgo its 40% equity interest in the San Carlos deposit in return for a 20% royalty interest. Proceeds garnered from this operation amounted to $825,350 to the Registrant.

     Rea Gold is continuing exploration on the lands and is planning an extensive drilling program in 1997. Rea Gold is developing the San Gregorio mine in Uruguay and is scheduled to produce 70,000 ounces of gold per year commencing in 1997. San Gregorio is not contained within the joint venture holdings.

     As explained in Item 1-Business, the remaining properties in Uruguay are held in Registrant's 64% owned subsidiary company Big Pony Gold. The properties in the San Juan Hills area under joint venture with Rea Gold are held by Registrant's Uruguay corporation, Gondol, S.A., while the properties under the control of Big Pony Gold are held by its subsidiary, Tormin, S.A. ("Tormin"). The property position of Tormin is approximately 378,000 acres of prospecting permits located north of Montevideo. Big Pony Gold has a fully equipped exploration office in the town of Trinidad with attendant automotive and geophysical equipment. The office is staffed with three geologists, a draftsman, a bookkeeper and local laborers. Ongoing exploration efforts consist of rock, soil and sediment sampling, geological mapping, geochemical and geophysical data compilation, auger drilling and government permits maintenance. An extensive drilling program is planned for 1997.

     Dugway Property-State of Utah
     -----------------------------

     During late 1986, Registrant entered into an agreement with the majority of the owners of approximately 5,000 acres of patented and unpatented mining claims in the Dugway Mining District, in Tooele County, Utah. In 1992, Registrant entered into a joint venture on the property with Santa Fe. Santa Fe drilled nine exploratory holes. The joint venture was terminated in 1994 and Registrant reduced the claim holdings to 1,000 acres. In late 1994 drilled four holes with encouraging results. In 1996 Registrant drilled an additional 26 reverse circulation exploration holes on the property with only minimal results. The leases and holdings are in the process of being dropped and Registrant has no plans to continue with the Dugway Project.

ITEM 3:  LEGAL PROCEEDINGS.
--------------------------

     There are no material legal proceedings pending against or involving Registrant.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     Registrant did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended October 31, 1996.

                             PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
----------------------------------------------------------------------
MATTERS.
-------

     (a) The common stock of Registrant is traded on NASDAQ and on the Pacific Stock Exchange. The principal market makers of Registrant's common stock on the NASDAQ system are Market Makers, Wilson Davis & Co., Inc., Mayer & Schweitzer, Inc., Troster Singer Corp., Nash Weiss, and Sherwood Securities Corp. However, Registrant has made no independent verification of the magnitude of the transactions of any of the above-mentioned or other firms. Other broker/dealers also make a market in Registrant's stock.

     Market Prices of Common Stock
     -----------------------------

     The following table sets forth, for the periods indicated, the prices of Registrant's common stock from the Pacific Stock Exchange.

Fiscal              Quarterly                     Sales Prices
 Year                Period                      High      Low
------            -------------                  -----    -----
1995:             First Quarter                  $3.94    $3.25
                  Second Quarter                  5.75     3.38
                  Third Quarter                   6.00     2.75
                  Fourth Quarter                  5.50     3.94

1996:             First Quarter                  $5.75    $0.78
                  Second Quarter                  2.09     1.00
                  Third Quarter                   1.44     0.88
                  Fourth Quarter                  1.22     0.69

     (b) The approximate number of holders of record of each class of equity securities (there being only one class) of Registrant as of October 31, 1996, was as follows:

                                              Approximate Number
                                              of Record Holders
     Title of Class                         as of October 31, 1996
     --------------                         ----------------------
     Common Stock Non-assessable
     $.001 par value per share                        2,281

     (c) Registrant has not declared or paid any dividends with respect to its common stock during the past two years. Registrant has no present intention to pay any such dividends in the foreseeable future due to its limited financial resources and the desire of Registrant's management to reinvest most of whatever revenue it might obtain into additional properties and investments.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
 ----------------------------------------------------

     The information required by this item is contained in the Financial Statements of Registrant which are attached as a separate section of this report, and are incorporated herein by this reference.

ITEM 9:  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
-----------------------------------------------------------------
DISCLOSURE.
----------

     There were no developments relevant to this item during Registrant's fiscal year ended October 31, 1996.

                          PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
--------------------------------------------------------

     The following is a listing of the names, ages, office(s) held and terms of office of each director and executive officer of Registrant as of October 31, 1996, including offices held with Registrant.


Name of Director/                           Offices Held in   Director
Executive Officer                    Age       Registrant       Since
-----------------                   -----     ---------------  -------

Scott L. Smith
--------------
For the past five years, the         70     Chairman of the      1972
principal occupation of Mr. Smith           Board,President
has been President  and Chief               (Principal Executive
Executive Officer of Registrant.            Officer) and Treasurer
Other than subsidiaries of                  (Principal Financial
Registrant, he does not serve as            Officer and Chief
a director of any other public              Accounting Officer)
corporation with the exception of
Consolidated Trilogy Ventures, in
Vancouver, British Columbia,
Canada.

Bret C. Decker
---------------
For the past five years, the         42     Vice President       1996
principal occupation of Mr.
Decker has been as a consultant
to Registrant and its subsidiaries.


Charles W. Shannon
------------------
For the past five years, the         80     Secretary            1979
principal occupation of Mr.
Shannon has been a mining
consultant in Salt Lake City,
Utah.  He does not serve as a
director of any other public
corporation.

Gerald R. Sneddon                    66     Director             1996
-----------------
For the past five years, the
principal occupation of Mr.
Sneddon had been Executive Vice
President of MK Gold Corporation
and is presently a mining engineering
consultant.  Mr. Sneddon is a director
of  Francisco Gold Corp., in Vancouver,
British Columbia, Canada

     Each of the foregoing executive officers was elected by the Board of Directors to hold office until the next annual election of officers or until his successor is elected and qualified or until his earlier resignation or removal. As provided by the By-Laws of Registrant, the Board of Directors elects the officers and the Board has the power to replace officers and to elect successors at any time.

     There are no family relationships among the directors and executive officers of Registrant. There is no arrangement or understanding between any of the above directors or executive officers and any other person pursuant to which any director or executive officer was selected as a director or executive officer, respectively.

     During the past five (5) years:

          (a) No director or executive officer of Registrant has been subject to any proceeding under the Bankruptcy Act or any state insolvency law;

          (b) No director or executive officer of Registrant has been convicted in any criminal proceeding or is subject to any criminal proceeding which is presently pending; and

          (c) No director or executive officer of Registrant has been the subject of any order, judgment or decree involving activities in the investment or securities business within the context of Item 401(f) of Regulation S-K.



COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT
--------------------------------------------------

     Section 16 (a) of the Securities and Exchange Act of 1934 requires Registrant's executive officers and directors, and persons who beneficially own more than ten percent of Registrant's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent owners are required by applicable regulations to furnish Registrant with copies of all Section 16 (a) forms that they file.

     Based solely on a review of the copies of such forms furnished to Registrant or written representations from certain persons, Registrant believes that during the 1996 fiscal year all filing requirements applicable to its current officers and directors were complied with except as described below. Messrs. Decker and Sneddon each filed one form late.


ITEM 11:  EXECUTIVE COMPENSATION.
--------------------------------

     Executive Remuneration
     ----------------------

     The following table sets forth information concerning all cash compensation paid by Registrant for services in all capacities to all directors and executive officers of Registrant as a group during the fiscal year ended October 31, 1996. Registrant has no directors or executive officers whose total cash compensation exceeded $80,000. No director or executive officer of Registrant received any deferred compensation or any compensation other than shown below. Registrant has no plans that will require Registrant to contribute to or to provide pension, retirement or similar benefits to directors or officers of Registrant. No director or executive officer was indebted to Registrant during the 1996 fiscal year or involved in any financial transaction with Registrant.

Name of Individual or             Capacities in
Number of Persons in Group        which Served      Cash Compensation
--------------------------        --------------    -----------------

All Directors and Executive           Various          $115,000 (1)
Officers as a Group
(Four Persons)

---------------------------
    (1) This amount includes $80,000 paid to Scott L. Smith as salary for serving as president of Registrant during the 1996 fiscal year.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
MANAGEMENT.
-----------

     Registrant has authorized only common shares, par value one mill ($.001) per share, of which 18,697,500 shares were issued and outstanding as of the close of business on October 31, 1996. Warrants to purchase an additional 6,000,000 common shares were outstanding as of the close of business on October 31, 1996. On June 15, 1994, the expiration dates of all outstanding warrants were extended for an additional two years from the then current expiration dates. In June of 1996, the Board of Directors of Registrant extended the expiration date of all existing warrants held by Directors Smith, Clarke and Shannon and by Marjorie A. Smith for an additional period of three years from the then current expiration date.

      (a) The following table sets forth, as of October 31, 1996, the outstanding common stock of Registrant owned of record or beneficially by each person who owned of record, or was known by Registrant to own beneficially, more than five percent (5%) of Registrant's common stock.

                                                  Approximate
    Name and                 Type of         Amount     Percent
    Address                  Ownership       Owned      of Class
    --------                 ---------       ------     --------

    Scott L. Smith           Record and      1,375,100  (1)  7.35% (1)
    4931 Marilyn Drive       Beneficial
    Salt Lake City, Utah

    FCMI Financial           Record and      3,930,000  (2)  21.02%
    Corporation              Beneficial
    347 Bay Street
    Second Floor
    Toronto, Ontario (Canada)

    Continental Casualty     Record and      2,650,000  (3)  14.17%
      Company                Beneficial
    c/o Sun Valley Gold
      Company
    620 Sun Valley Road
    Sun Valley, Idaho   83353

    Odyssey Partners, L.P.   Record and      1,030,000  (4)   5.51%
    c/o Sun Valley Gold      Beneficial
      Company
    620 Sun Valley Road
    Sun Valley, Idaho  83353

    Sun Valley Gold          Record and      1,710,000  (5)   9.15%
    International, Ltd.      Beneficial
    c/o Sun Valley Gold
     Company
    620 Sun Valley Road
    Sun Valley, Idaho  83353
---------------------------
     (1) This amount includes 175,100 shares and 100,000 warrants to purchase common stock owned directly by Mr. Smith's wife (the terms of the warrants being described in the following paragraph). As of June 30, 1987, when the market price of Registrant's stock as $3.30 per share, the Board of Directors of Registrant issued to Scott L. Smith, Registrant's president, warrants entitling him to purchase up to 500,000 shares of the common stock of Registrant at $1.75 per share at any time on or before June 30, 1992 (subsequently extended by the Registrant to June 30, 1996). The issuance of those warrants to Mr. Smith was in connection with a $5,000,000 equity financing program with a private Canadian group announced by Registrant on June 24, 1987, discussed in note "2" below. As of the date of this report, all of such warrants were still outstanding and Mr. Smith had not exercised the right to purchase any of the shares of Registrant's common stock represented by such warrants. In fiscal year 1990, Mr. Smith transferred 100,000 of such warrants to his wife. On June 15, 1991, the Board of Directors of Registrant reduced the exercise price on all outstanding warrants of Registrant, including the aforesaid warrants, by $0.50 per share, when the market price of Registrant's stock was $1.30 per share. The reduction in the exercise price was made because of the market devaluation of Registrant's stock, and Registrant's hope that a reduction in the warrant exercise price would encourage the holders of the warrants to exercise such warrants.

     (2) On July 18, 1988, Registrant announced that FCMI Financial Corporation, a Toronto, Canada financial resources company, had completed a $2,500,000 investment in Registrant. Under the terms of the transaction, when the market price of Registrant's stock was $2.25 per share, FCMI purchased 1,000,000 shares of the common stock of Registrant at $2.25 per share; FCMI received seven-year warrants to purchase 750,000 shares of the common stock of Registrant at $2.75 per share; and Registrant received five-year warrants to purchase 350,000 FCMI Financial Corporation Class A Shares at $4.00 (Cdn) per share, which then had a market price of $2.50 (Cdn) per share. In June of 1991, the Board of Directors of Registrant reduced the exercise price on all outstanding warrants of Registrant, including the aforesaid warrants, by $0.50 per share, as more fully discussed in the preceding footnote. In June of 1991, FCMI bought warrants to purchase 500,000 shares of the common stock of Registrant from 321264 B.C. Ltd. and exercised said warrants. In March of 1992, when the market price of Registrant's stock was $0.75 per share, FCMI paid the Registrant $100,000 to purchase warrants expiring on March 31, 2001, which entitled FCMI to purchase an additional 1,000,000 shares of common stock of Registrant at an exercise price of $0.75 per share. FCMI purchased 600,000 shares of common stock of Registrant and 600,000 warrants in May of 1996, when the market price of Registrant's stock was $1.125 per share.

     (3) In May of 1996, Continental Casualty Company purchased 1,325,000 shares of Registrant's common stock, and warrants to purchase an additional 1,325,000 shares, when the market price of Registrant's stock was $1.125 per share. The warrants are exercisable at $1.50 per share, and expire on May 10, 1999.

     (4) In May of 1996, Odyssey Partners, L.P. purchased 515,000 shares of Registrant's common stock, and warrants to purchase an additional 515,000 shares, when the market price of Registrant's stock was $1.125 per share. The warrants are exercisable at $1.50 per share, and expire on May 10, 1999.

     (5)  In May of 1996, Sun Valley Gold International, Ltd.
purchased 855,000 shares of Registrant's common stock, and warrants to purchase an additional 855,000 shares, when the market price of Registrant's stock was $1.125 per share. The warrants are exercisable at $1.50 per share, and expire on May 10, 1999.

          (b) The following table sets forth, as of October 31, 1996, the shares of common stock of Registrant beneficially owned by the management of Registrant, including all directors and officers individually, and by all directors and officers of Registrant as a group.

Name of                   Amount and Nature of           Percentage
Beneficial Owner          Beneficial Ownership            of Class
----------------          --------------------           -----------

Scott L. Smith
(Director)                    1,375,100 (1)                7.35% (1)

David L. Clarke
(Director)                      100,000 (2)                 .53% (2)

Charles W. Shannon
(Director)                       90,000 (3)                 .48%

Bret C. Decker                   50,000 (4)                  .27%
(Director)

Gerald R. Sneddon                     0                       0%
(Director)

All Directors and
Officers as a Group
(Five Persons)(2)             1,615,100                    8.63%

---------------------------
(1)        See Note (1) under Item 12(a).

(2) As of October 1, 1987, Registrant issued to David L. Clarke warrants entitling him to purchase up to 100,000 shares of the common stock of Registrant at $1.75 per share at any time on or before October 1, 1992. Mr. Clarke also held warrants entitling him to purchase up to 90,000 shares of common stock of Registrant at $1.75 per share at any time on or before June 30, 1992. On November 16, 1994 and on December 7, 1994, Mr. Clarke sold 50,000 and 40,000, respectively, of the warrants entitling him to purchase the 90,000 shares of Registrant's common stock. In June of 1991, the Board of Directors of Registrant reduced the exercise price on all outstanding warrants, including the aforesaid warrants, by $0.50 per share. In June of 1992 and again in June of 1994, the Board of Directors of Registrant extended the exercise date of all outstanding warrants by two years. In June of 1996, the Board of Directors or Registrant extended the expiration date of Mr. Clarke's warrants for an additional three years from their then current expiration date. As of the date of this report, all of Mr. Clarke's remaining warrants were still outstanding and Mr. Clarke has not exercised the right to purchase any of the shares of Registrant's common stock represented by such warrants. Mr. Clarke resigned as a member of Registrant's Board of Directors during 1996, and his resignation was accepted by the Board of Directors of Registrant on September 18, 1996.

(3) This amount includes warrants entitling Mr. Shannon to purchase up to 50,000 shares of the common stock of Registrant at $1.25 per share at any time on or before January 18, 2001.

(4) This amount includes warrants entitling Mr. Decker to purchase up to 50,000 shares of the common stock of Registrant at $1.00 per share at any time on or before January 19, 1998.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     There are no relationships or transactions concerning Registrant which are required to be reported by it pursuant to this Item.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
---------------------------------------------------------------------
8-K.
---

     (a)     The following documents are filed as a part of this
             Report:

       1 and 2.  Financial Statements and Financial Statement
                 --------------------------------------------
                 Schedules.
                 ---------
                 The Financial Statements and Financial Statement
                 Schedules filed as part of this Report are listed on pages 18-50.

       3.        Exhibit Index.
                 --------------
                 In accordance with Item 601 of Regulation S-K, each
                 exhibit is listed here.

                 Exhibit 11. Statement of Computation of Per Share Earnings, Page 42.


     (b)     There were no Current Reports on Form 8-K filed by
             Registrant during the last quarter of the period covered by this report.

     (c)     See Item 14(a)3 for a listing of exhibits to this Report.

     (d)     Not applicable.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 31, 1997               GOLD STANDARD, INC.


                                     By  /s/ Scott L. Smith
                                         ---------------------------
                                         Scott L. Smith, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.



Date: January 31, 1997               By /s/ Scott L. Smith
                                        ------------------------------
                                        Scott L. Smith, Director
                                        Principal Executive Officer,
                                        Principal Financial Officer,
                                        and Chief Accounting Officer



Date: February 3, 1997               By /s/ Bret C. Decker
                                        ------------------------------
                                        Bret C. Decker, Director



Date: February 3, 1997               By /s/ Charles W. Shannon
                                        ------------------------------
                                        Charles W. Shannon, Director


Date:           , 1997             By
     -----------
                                        ----------------------------
                                        Gerald R. Sneddon, Director

                                    EXHIBIT INDEX

     The following Exhibit is attached hereto or incorporated herein by reference as indicated in the table below.

Exhibit     SEC                                Location or
No.       Reference No.   Title of Document      Page No.      Filing
-------  --------------   -----------------    ------------  ---------
11.01          11         Computation of Net        42         Form 10-K
                          Income (Loss) per
                          (current) Common Share

                                GOLD STANDARD, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES








FINANCIAL STATEMENTS:                                            Page/Pages

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  19

     CONSOLIDATED BALANCE SHEETS                                   20-1

     CONSOLIDATED STATEMENTS OF OPERATIONS                          22

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                23

     CONSOLIDATED STATEMENTS OF CASH FLOWS                         24-6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    27-36

SCHEDULES:

     SCHEDULE V - PROPERTY AND EQUIPMENT                           40-1

     SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND         38-9
     AMORTIZATION OF PROPERTY AND EQUIPMENT


Schedules other than those listed above are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes to financial statements.

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                --------------------------------------------------



Board of Directors and Stockholders
Gold Standard, Inc.

We have audited the accompanying consolidated balance sheets of Gold Standard, Inc. and Subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the October 31, 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gold Standard, Inc. and Subsidiaries as of October 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years ended October 31, 1996, in conformity with generally accepted accounting principles.

                      FOOTE, PASSEY, GRIFFIN AND COMPANY



Salt Lake City, Utah
January 23, 1997

                        Gold Standard, Inc. and Subsidiaries
                            CONSOLIDATED BALANCE SHEETS
                                   October 31,

                                     ASSETS
                                                 1996          1995
CURRENT ASSETS                               -----------   -----------
 Cash and cash equivalents                   $ 6,078,321   $ 2,465,980
 Royalties receivable                               -          133,764
 Accrued interest                                  7,123            99
 Prepaid expenses                                  6,579         5,118
                                             ------------  -----------
     Total current assets                      6,092,023     2,604,961
                                             ------------  -----------
PROPERTY AND EQUIPMENT, at cost
  Furniture and equipment                         92,356        74,492
  Transportation equipment                       271,755       167,482
  Leasehold improvements                           3,200         3,200
                                             -----------   -----------
                                                 367,311       245,174
  Less accumulated depreciation
    and amortization                             169,743       145,114
                                             -----------   -----------
                                                 197,568       100,060
OTHER ASSETS                                 -----------   -----------
  Securities available for sale                  244,034          -
  Deferred offering costs                         77,954        50,259
  Deposits                                           690           740
                                             -----------   -----------
                                                 322,678        50,999
                                             -----------   -----------
                                             $ 6,612,269   $ 2,756,020
                                             ===========   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 1996          1995
CURRENT LIABILITIES                         ------------  ------------
  Trade accounts payable                    $    87,344   $    58,396
  Accrued liabilities                             1,103           566
  Income taxes payable                              300           300
                                            ------------  ------------
     Total current liabilities                   88,747        59,262
                                            ------------  ------------
LONG-TERM OBLIGATIONS
  Deferred liability                             61,000        61,000
                                            ------------  ------------
MINORITY INTEREST                               101,902          -
                                            ------------  ------------
STOCKHOLDERS' EQUITY
  Common stock - authorized 100,000,000
    shares of .001 par value; issued and
    outstanding 18,697,500 shares in
    1996 and 14,847,500 in 1995                  18,698        14,848
  Additional paid-in capital                 13,515,927     9,396,277
  Unrealized holding loss on
    securities available for sale               (20,888)         -
  Accumulated deficit                        (7,153,117)   (6,775,367)
                                            ------------  ------------
                                              6,360,620     2,635,758
                                            ------------  ------------
                                            $ 6,612,269   $ 2,756,020
                                            ============  ============


     The accompanying notes are an integral part of these statements.

                  Gold Standard, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years ended October 31,

                                   1996         1995           1994
                              -------------  ------------  -----------
REVENUE
  Royalties                    $   339,726   $   485,624   $     -
  Gain on sale of property
    rights and equipment           310,200          -          10,874
                              -------------  ------------  -----------
                                   649,926       485,624       10,874
                              -------------  ------------  -----------
EXPENSES
  Depreciation and amortization     40,786        22,163       25,508
  Depletion                           -             -            -
  Leasehold exploration and
    carrying costs                 719,276       320,022      147,244
  General and administrative
    Legal                           34,306       343,398      289,216
    Other                          360,354       290,420      299,460
                              -------------  ------------  -----------
                                 1,154,722       976,003      761,428
                              -------------  ------------  -----------

    Net loss from operations      (504,796)     (490,379)    (750,554)

OTHER INCOME (EXPENSE)
  Interest income                  177,689       120,443      119,533
  Gain (loss) from investments    (137,441)     (315,500)      59,187
                              -------------  ------------  -----------
                                    40,248      (195,057)     178,720
                              -------------  ------------  -----------

    Net loss before income taxes  (464,548)     (685,436)    (571,834)

INCOME TAX EXPENSE                     300           300       13,066
                              -------------  ------------  -----------
                                  (464,848)     (685,736)    (584,900)

NET LOSS - MINORITY INTEREST        87,098          -            -
                              -------------  ------------  -----------
NET LOSS                      $   (377,750)  $  (685,736)  $ (584,900)
                              =============  ============  ===========

NET LOSS PER COMMON SHARE     $       (.02)  $     ( .05)  $     (.04)
                              =============  ============  ===========
NET LOSS PER COMMON SHARE
    Primary                   $       (.02)  $      (.05)  $     (.04)
                              =============  ============  ===========
    Fully diluted             $       (.02)  $      (.05)  $     (.04)
                              =============  ============  ===========
     The accompanying notes are an integral part of these statements.

                    Gold Standard, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          Years ended October 31,

                                     1996         1995          1994
                                ------------ ------------ -----------
  Common stock
   Balance beginning of period  $    14,848  $    14,694  $   14,544
     Stock warrants exercised
      (250,000 in 1996; 153,500 in
      1995; 150,000 in 1994)            250          154         150

      Proceeds from sale of stock     3,600         -           -
                                ------------ ------------ -----------
        Balance end of period        18,698       14,848      14,694
                                ------------ ------------ -----------


Additional paid-in capital
  Balance beginning of period     9,396,277    9,159,931   8,972,581
     Stock warrants exercised       187,250      236,346     187,350
     Proceeds from sale of stock  3,596,400         -           -
     Proceeds from sale of
     subsidiary stock               336,000         -           -
                                ------------ ------------ -----------
        Balance end of period    13,515,927    9,396,277   9,159,931
                                ------------ ------------ -----------
Cumulative translation adjustment
     Balance beginning of period       -        (122,543)      6,078
     Net change                        -         122,543    (128,621)
                                ------------ ------------ -----------
        Balance end of period          -            -       (122,543)
                                ------------ ------------ -----------
Unrealized holding gain (loss) on
     mortgage-backed securities
        Balance beginning of period    -         128,965      (23,275)
        Net change                     -         128,965)     152,240
                                ------------ ------------ -----------
        Balance end of period          -            -         128,965
                                ------------ ------------ -----------
Unrealized holding loss on
  securities available for sale     (20,888)        -            -
                                ------------ ------------ -----------
Accumulated deficit
   Balance beginning of period   (6,775,367)  (6,089,631)  (5,504,731)
     Net loss                      (377,750)    (685,736)    (584,900)
                                ------------ ------------ -----------
   Balance end of period         (7,153,117)  (6,775,367)  (6,089,631)
                                ------------ ------------ -----------
                                $ 6,360,620  $ 2,635,758  $3,091,416
                                ============ ============ ===========

     The accompanying notes are an integral part of these statements.

                   Gold Standard, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years ended October 31,

                                    1996         1995        1994
                               ------------ ------------ ------------
Increase (decrease) in cash
     and cash equivalents

Cash flows from operating
activities:
 Net earnings (loss)           $  (377,750) $  (685,736)  $ (584,900)
 Adjustments to reconcile net
  earnings (loss) to net cash
  provided by (used in)
  operating activities:
   Depreciation and amorti-
      zation                        40,786       22,163       25,508
        Gain on sale of
        property rights           (300,000)        -            -
     Gain on sale of equipment     (10,200)        -         (10,874)
     Decrease (increase) in assets:
            Receivables            133,764     (133,764)      22,553
            Accrued interest        (7,024)      27,414      (27,513)
            Prepaid expenses        (1,461)        (142)      (1,441)
            Deferred offering
            costs                  (27,695)     (27,017)     (23,242)
               Deposits                (50)        -            -
 Increase (decrease) in liabilities:
     Trade accounts payable         28,948      (99,044)       1,892
      Accrued liabilities              537           (4)          21
      Income taxes payable            -            -            (321)
                               ------------ ------------ ------------
      Net cash used in
      operating activities        (520,145)    (896,130)    (598,317)
                               ------------ ------------ ------------

Cash flows from investing activities:
     Sale of investments, net      281,380         -            -
     Sale of equipment              10,200         -          11,000
     Decrease (increase) in
          restricted cash             -          81,036       (1,646)
          restricted investments      -          20,605      141,988
     Purchase of options          (308,300)        -            -
     Property and equipment
     purchased                    (138,294)     (46,714)     (52,969)
                               ------------ ------------ ------------
       Net cash provided by (used
       in) investing activities   (155,014)      54,927       98,373
                               ------------ ------------ ------------


                             (Continued)

                   Gold Standard, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                          Years ended October 31,

                                   1996          1995         1994
                               ------------ ------------ ------------
Cash flows from financing activities:
 Proceeds from stock
 transactions                    3,600,000      236,500      187,500
   Proceeds from sale of
   stock warrants                  187,500         -            -
     Proceeds from sale of
     subsidiary stock              500,000         -            -
                               ------------ ------------ ------------
       Net cash provided by
       financing activities      4,287,500      236,500      187,500
                               ------------ ------------ ------------
(Decrease) increase in
  foreign currency adjustments        -         122,543     (128,621)
                               ------------ ------------ ------------
  Net increase (decrease) in cash
  and cash equivalents           3,612,341     (482,160)    (441,065)

Cash and cash equivalents
     at beginning of year        2,465,980    2,948,140    3,389,205
                               ------------ ------------ ------------
Cash and cash equivalents
     at end of year            $ 6,078,321  $ 2,465,980  $ 2,948,140
                               ============ ============ ============

Supplemental disclosures of cash flows information
--------------------------------------------------

Cash paid during the year for:

          Interest            $     -      $     -        $      -
          Income taxes        $      300   $      200     $    13,387

Non-cash transactions:

In 1996, property rights were exchanged for stock of a publicly traded company for a net gain to the Company of $300,000.

In 1996, the Company had a temporary unrealized holding loss of $20,888 on securities available for sale which was recorded in equity. They also experienced a realized holding loss of $289,797 on gold futures contracts.

In 1995, property with a cost of $1,376 and net book value of $0 was retired.

In 1994, the Company experienced unrealized holding gains of $152,240 on its restricted use, mortgage-backed securities. The gains were considered temporary in nature and were recorded in equity.

      The accompanying notes are an integral part of these statements.

                       Gold Standard, Inc. and Subsidiaries
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           October 31, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     1.     Principles of Consolidation
            ---------------------------

The accompanying consolidated financial statements include the accounts of Gold Standard, Inc. (the Company), its wholly owned subsidiaries, Gold Standard South, Kelwood Enterprises, Ltd., Gold Standard Minas, S.A. and a 64.4% owned subsidiary, Big Pony Gold, Inc. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refer to Gold Standard, Inc. and its consolidated subsidi-iaries. All significant intercompany items and transactions are eliminated.

Gold Standard South, a Utah Corporation, was organized for the purpose of carrying on a property acquisition and gold exploration program in the country of Uruguay. Kelwood Enterprises, Ltd. is a wholly owned Canadian Corporation with no active operations and no material acti-vity during 1996 or 1995. Gold Standard Minas was organized for the purpose of carrying on a gold exploration program in the country of Brazil. Big Pony Gold holds certain mineral exploration concessions in Uruguay and is conducting exploration work on those properties.

The minority interest losses in Big Pony Gold are in excess of the minority interest's equity capital and have, consequently, been charged against the Company's equity. As of October 31, 1996 the Company had absorbed $606,891 in losses attributable to the minority owners in Big Pony Gold, Inc.

     2.     Investment in Mining Properties
            -------------------------------

Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned. As of October 31, 1996 there were no geologic areas under production.

     3.     Foreign Currency Translation
            ----------------------------

Substantially all assets and liabilities of the Company's interna-tional operations are translated at year end exchange rates and the resulting translation adjustments are recorded directly into a separate component of stockholders' equity. Income and expenses are translated at exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in net income, except for those relating to intercompany transactions of a long-term investment nature, which are accumulated in stockholders' equity.

     4.     Earnings (Loss) Per Share
            -------------------------

Earnings (loss) per share of common stock is computed based on the weighted-average number of common shares outstanding during the period 16,496,233 in 1996, 14,808,836 in 1995 and 14,417,356 in 1994. The
Company had common stock equivalents outstanding at October 31, 1996, 1995, and 1994 in the form of stock warrants (see Note G). These warrants were excluded in the calculations of loss per share during the years ended October 31, 1996, 1995, and 1994 because their inclusion in those calculations would have been anti-dilutive.

     5.     Cash Equivalents
            ----------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and investments readily convertible into cash, or purchased with a maturity of three months or less, to be cash equivalents.

     6.    Estimates
           ---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     7.     Fair Values of Financial Instruments
            ------------------------------------

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the statement of financial position approximate fair values because of the short maturities of those instruments.

     Securities available for sale: The fair values of investments are based on quoted market prices for those investments.

NOTE B - SECURITIES AVAILABLE FOR SALE

In February 1996, the Company entered into a non-monetary transaction exchanging rights to diamond potential properties located in Brazil for 100,000 shares of American Mineral Fields stock which was trading at $4.00 per share. This transaction resulted in a net gain to the Company of $300,000 ($400,000 less $100,000 in stock paid to three geologists as bonuses on the transaction). During 1996 the Company realized gains on the sale of this stock of $152,356. The remaining 49,000 shares have declined in value since February resulting in an unrealized holding loss of $20,888.

The Company has invested in options to purchase gold (Note F). The options expire in May 1998. For the years ended October 31, 1996, and 1995, the Company has recorded a realized loss related to these instruments of $289,797 and $327,800, respectively.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Maintenance, repairs, and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in earnings. Depreciation and amortization of property and equipment is is provided on the straight-line method using the estimated lives as shown below:
                                                   Years
                                                   -----
                   Furniture and equipment          5-7
                   Transportation equipment          5
                   Leasehold improvements          Lease term

Amortization of leasehold improvements is calculated using the straight-line method over the term of the lease agreement.

NOTE D - MINING PROPERTIES

As of October 31, 1992, the Company owned an interest in the Mercur Gold Mine, located in the Mercur Mining District in Tooele County, Utah. The Mercur gold mine commenced production during 1983 and is operated by American Barrick Resources Corporation, based in Toronto, Canada.

The Company's interest in the Mercur mine was the subject of litiga-tion brought against the present and former operators of the mine by the Company during 1986 (Note J). During 1993, the Company accepted a settlement offer from American Barrick Resources Corporation, the Mercur mine operator and one of the defendants in the litigation. As a condition of this settlement, the Company relinquished all rights and interest to the Mercur mine and associated property. At the time the settlement was consummated the net book value of the Company's investment in the Mercur property was $68,871.

The Company holds directly or through its subsidiary Companies, mineral and exploration rights to property located in the Dugway region of western Utah, southern Uruguay, and some recently acquired interests in Brazil. All exploration costs associated with these activities during the three years in the period ended October 31, 1996 have been charged to operations as incurred, consistent with the Company's accounting policy (Note A). No development costs have been capitalized on these properties through October 31, 1996.

NOTE E - LONG-TERM OBLIGATIONS

Long-term debt at October 31, 1996 and 1995, consists of the following:

                                               1996          1995
                                           ------------   -----------
     Deferred liability; Deposit received
     from joint venture participant for
     use in funding future mine reclamation
     expenses; non-interest bearing;
     refundable on unspecified future
     date when reclamation completed      $    61,000      $   61,000
                                          ============     ==========

No portion of the long-term debt is considered to be currently payable.

NOTE F - RELATED PARTY TRANSACTIONS

The Company has invested in gold futures contracts through a brokerage account held by FCMI Financial Corp., a related party. FCMI Financial Corp. is a Canadian company which owns approximately 12% of the outstanding stock of the Company as of October 31, 1996. Commissions paid to FCMI were $6,600, $40,920, and $17,800 for the years ended October 31, 1996, 1995, and 1994 respectively (Note B).

During the period November 1, 1988 through October 31, 1996, the Company has funded the majority of operations of its partially owned subsidiary, Big Pony Gold, with unsecured, non-interest bearing
long-term cash advances.   In March of 1996, Big Pony Gold initiated a
3:1 reverse stock split and the Company acquired 750,000 additional shares of its subsidiary through a conversion of $10,000 of debt to equity and the transfer of other assets with a net book value of zero.

In addition, 100,000 shares valued at $25,000 were issued to employees of the Company in exchange for services. In May of 1996, 500,000 shares of Big Pony Gold stock were sold at $1 a share to an outside investor. The issuance of stock for services and sale of stock for cash reduced the Company's percentage ownership of stock from 67.5% to 64.4% (Note G).

The Company has made unsecured, non-interest bearing, long-term cash advances to all of its subsidiaries to fund exploration projects. Amounts due from the Company's subsidiaries as of October 31, are as follows:
                                   1996         1995         1994
                                 --------     --------     --------
          Big Pony Gold          $294,000     $140,000     $ 42,028
          Gold Standard South     531,000      667,000      624,805
          Gold Standard Minas     708,000      237,806         -

All of these balances were eliminated as part of the consolidation.

NOTE G - TRANSACTIONS IN CAPITAL STOCK

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

In February 1996, outstanding stock warrants that were issued in March 1992, were exercised by FCMI for the purchase of 250,000 shares of common stock in the Company. The exercise price of these warrants was $.75 per share. The Company realized $187,500 from the transaction.

The following stock purchase warrants are outstanding at
October 31, 1996:
                                                    Number
                                                  of Shares
          Issue     Expiration     Exercise       Subject to
           Date        Date          Price          Warrant
          -----     ----------     --------       ----------

          06/87      06/30/99       1.25           500,000
          10/87      10/01/99       1.25           100,000
          07/88      07/18/99       2.25           750,000
          03/92      03/31/03        .75           750,000
          05/93      01/18/01       1.25            50,000
          01/96      01/19/98       1.00           100,000
          05/96      04/30/02       1.50           100,000
          05/96      05/31/99       1.50         3,000,000
          05/96      05/10/99       1.50           600,000
          06/96      06/30/99       1.25            50,000
                                                 ---------
                                                 6,000,000
                                                 =========

If all outstanding stock purchase warrants were exercised, the total proceeds would be $8,775,000.

In March of 1996, 100,000 shares of Big Pony Gold's common stock were issued to employees for services valued at $25,000. In May 1996, Sun Valley Gold Company purchased 500,000 shares of Big Pony Gold's common stock for $1.00 per share (Note F). Because the per share offering price of the stock, exceeded the Company's carrying amount, $336,000 was recorded in the Company's books as paid in capital. As part of the transaction, Sun Valley Gold also received warrants for the purchase of 500,000 additional shares of Big Pony Gold's common stock. The exercise price of these warrants is $1.25 per share and the warrants expire in May 1999. Big Pony Gold realized $500,000 from this transaction. These are the only outstanding warrants for the purchase of Big Pony Gold common stock; and if they were all exercised, proceeds would be $625,000.

NOTE H - INCOME TAXES

The Company has a significant net operating loss carryforward which could give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

There are no other significant timing differences which arise from recognizing income and expense in different periods for financial and tax reporting purposes. The Company's gross deferred tax asset attributable to the net operating loss carryforward and the associ-ated valuation allowance are summarized as follows at October 31:

                                                1996         1995
                                            -----------   -----------
      Total deferred tax assets (based
      on net operating loss carryforward    $ 2,604,277   $ 2,452,550

      Less valuation allowance               (2,604,277)   (2,452,550)
                                            ------------  ------------
           Net deferred tax asset           $         -      $      -
                                            ============  ============

The amounts and expiration dates of net operating loss carryforwards and investment tax credits at October 31, 1996 are detailed in the following summary:

                        Federal            State
                         Net Operating  Net Operating   Net Operating
  Expiration Date            Loss            Loss         Tax Credit
  ---------------        -------------  -------------   -------------
   December 31, 1996     $      -       $   216,911      $     270
   October 31, 1997             -           569,296           -
   October 31, 1998             -            15,927           -
   October 31, 1999             -           674,075           -
   October 31, 2000             -           184,956           -
   October 31, 2001             -           467,153           -
   October 31, 2003        1,477,109           -              -
   December 31, 2003           1,391           -              -
   October 31, 2004          675,277           -              -
   December 31, 2004         332,153           -              -
   October 31, 2005        1,106,261           -              -
   December 31, 2005         408,740           -              -
   October 31, 2006          762,506           -              -
   October 31, 2007          568,726           -              -
   October 31, 2008           16,027           -              -
   October 31, 2009          673,421           -              -
   October 31, 2010          185,357           -              -
   October 31, 2011          467,553           -              -
                         -----------    -----------      ----------
                         $ 6,674,521    $ 2,128,318      $     270
                         ===========    ===========      ==========

NOTE I - OPERATING AND JOINT VENTURE AGREEMENTS

The Company is a party to three separate operating or joint venture agreements. While the terms of the agreements differ, they all generally address the funding of exploration activities and subsequent mine development and production activities, should exploration results warrant development. The agreements are summarized as follows:

     1.     In 1988 the Company entered into a joint venture agreement for the exploration of certain properties in Southern Uruguay with Compania Minera San Jose S.A. (CMSJ), then a wholly owned subsidiary of Bond International Gold. During 1992 CMSJ was acquired by American Resources, Inc. (ARI) who has continued to drill and explore the property under terms of the joint venture agreement. Pursuant to the agreement, ARI is the project operator and is responsible for 100% of the exploration expenditures. ARI has acquired a 60% interest in the project by funding the project's exploration activities, while the Company has retained a 40% participating interest. In an agreement dated February 22, 1995, the Company's 40% participating interest was replaced with a 20% royalty interest in a parcel of this property known as the San Carlos Mine. Royalties earned under this agreement totaled $339,726 and $485,624 for the years ended October 31, 1996 and 1995, respectively.

     2. In June 1992, the Company entered into a joint venture agreement with Santa Fe Pacific Mining, Inc. The objective of the agreement was to facilitate exploration and potential future development of all the Company's mineral holdings in southern Uruguay, except for those properties covered by a joint venture agreement with Compania Minera San Jose S.A. which is discussed in the preceding paragraph. Under terms of this agreement, Santa Fe could earn up to a 60% interest in producible discoveries on the subject properties by funding 100% of the exploration expenses up to either a specified minimum investment or until a decision to develop a discovery was reached. Thereafter, the Company was to participate by funding its proportionate share of future development costs or have its 40% participating interest eroded. In February 1996, the agreement was terminated with all assets and properties being relinquished by Santa Fe Pacific Mining, Inc. to the Company and its subsidiary Big Pony Gold, Inc.

     3. In November, 1994, Big Pony Gold, Inc., the Company's 64.4% owned subsidiary, entered into a joint venture agreement with Ashton Mining of Australia and Santa Fe Pacific Gold. The objective of the agreement is to facilitate the exploration for diamonds and encompasses the entire country of Uruguay. Under terms of this agreement Big Pony Gold's share of costs and proceeds is 16% for diamonds and 24% for gold. These terms do not apply to any properties covered by the two joint venture agreements discussed above.

NOTE J - COMMITMENTS

To guarantee future reclamation commitments in Uruguay, the company has obtained a standby letter of credit in the amount of $1,000,000. The benefits of this letter of credit have been extended to the subsidiary, Big Pony Gold, Inc., and its subsidiary, Tormin S.A.

NOTE K - LITIGATION

In 1986, the Company filed a lawsuit against American Barrick Resources Corporation, Getty Oil Company and Texaco, relative to party's interest in the Mercur gold mine located in Tooele County, Utah. The lawsuit alleged breach of contract, breach of fiduciary duty and several other causes of action related to an operating agreement between the Company and the defendants or their successors in interest to the Mercur gold mine. Under the action the Company sought the return of the Mercur property, monetary damages and other appropriate relief.

In April, 1993 the Company accepted an out-of-court settlement with American Barrick Resources Corporation, one of the defendant's in the action, for total cash of $5,225,000. The net gain from the settlement is as follows:

           Settlement proceeds                     $  5,225,000
           Contingent legal fees paid to
             attorneys from settlement proceeds        (546,875)
           Unrecovered basis in Mercur property
             relinquished as part of settlement         (68,871)
                                                   -------------
                        NET GAIN                   $  4,609,254
                                                   =============

The lawsuit against the remaining defendants was tried in 1993. On September 3, 1993, the jury returned a verdict in favor of the Company and awarded them $404,164,000 in damages. Subsequently, the judge set aside the jury verdict, thereby denying the Company the jury's award. The Company appealed the judge's decision to the Supreme Court of the State of Utah. On January 11, 1996, the Supreme its decision to uphold the trial judge's directed verdict for the defendants in the case. As a result of the unsuccessful appeal, the Company incurred approximately $48,000 in court costs. These costs were accrued in the 1995 financial statements.

In May of 1996, the Company was notified that a writ of reconsidera-tion filed with the Utah Supreme Court was denied. The Company has decided not to continue to pursue this lawsuit.

NOTE L - CONCENTRATIONS OF CREDIT RISK

The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance.

Corporation up to $100,000 per institution. Uninsured balances totalled $5,438,924 at October 31, 1996.

NOTE M -  SEGMENTAL INFORMATION

The Company's only activity and, therefore, dominant business segment is gold exploration and development. During the years ended October 31, 1996, 1995 and 1994, the Company, in addition to its U.S. activities, conducted acquisition and exploration activities in Uruguay and Brazil through its subsidiaries (see Note A). A summary of the Company's operations by geographic area at October 31, 1996, 1995 and 1994 and for fiscal years then ended follows:

By Geographic Area
                       United        South
      1996             States       America      Corporate     Total
-----------------    -----------   ----------  -----------  ----------
Operating revenue    $     -       $ 339,726   $  310,200   $ 649,926
Operating loss             -        (321,220)    (183,574)   (504,796)
Identifiable Assets     525,861      135,150    5,951,258   6,612,269
Depreciation and
     amortization         4,721       15,652       20,413      40,786
Capital expenditures     41,246       88,690        8,358     138,294

       1995
-----------------    -----------   ----------  -----------  ----------
Operating revenue    $     -       $ 485,624   $     -      $ 485,624
Operating income
     (loss)             (49,126)    (193,938)    (635,191)   (490,379)
Identifiable assets        -         176,101    2,579,919   2,756,020
Depreciation and
     amortization          -           2,439       19,724      22,163
Capital expenditure        -          38,900        7,814      46,714

      1994
-----------------    -----------   ----------  -----------  ----------
Operating revenue    $     -       $    -      $   10,874   $  10,874
Operating loss          (31,002)    (174,002)    (545,550)   (750,554)
Identifiable assets        -         412,218    2,898,508   3,310,726
Depreciation and
   amortization            -           5,162       20,346      25,508
Capital expenditure        -           2,948       50,021      52,969

All revenue received in 1996 and 1995 was from a single source.

                                  SCHEDULES

                     Gold Standard, Inc. and Subsidiaries
            SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                  AMORTIZATION OF PROPERTY AND EQUIPMENT


                             Additions                Other
                Balance at   Charged to              Charges  Balance
Property         Beginning   Costs and                 and    at End
Descrip.         of Period    Expen.   Retirements  Deduct.  of Period
--------        ----------   --------- -----------  -------- ---------
Year ended
October 31, 1996:
 Furniture and
   equipment     $ 61,187    $  4,943   $   -        $   -    $ 66,130
 Transportation
   equipment       80,727      35,843     16,157         -     100,413
 Leasehold
   improvements     3,200        -          -            -       3,200
                 --------    --------   -----------  -------- --------
      TOTAL      $145,114    $ 40,786   $ 16,157(A)  $   -    $169,743
                 ========    ========   ===========  ======== ========
Year ended
October 31, 1995:
 Furniture and
   equipment     $ 57,658    $  4,905   $  1,376     $   -    $ 61,187
 Transportation
   equipment       63,469      17,258       -            -      80,727
 Leasehold
   improvements     3,200        -          -            -       3,200
                 --------    --------   -----------  -------- --------
       TOTAL     $124,327    $ 22,163   $  1,376     $   -    $145,114
                 ========    ========   ===========  ======== ========

Year ended
October 31, 1994:
 Furniture and
   equipment     $ 55,916    $  7,008   $    830     $(4,436) $ 57,658
 Transportation
   equipment       58,339      18,500     17,804       4,434    63,469
 Leasehold
   improvements     3,200        -          -           -        3,200
                 --------    --------   -----------  -------- --------
       TOTAL     $117,455    $ 25,508   $ 18,634(A)  $   (2)  $124,327
                 ========    ========   ===========  ======== ========

(A)   Gain on sale of property and equipment is calculated as follows:

                                       1996         1995       1994
                                     ---------    ---------  ---------
Cost of prop. and equip. sold        $ 16,157     $  1,376   $  8,760
Accumulated depreciation on property
  and equipment sold                  (16,157)      (1,376)   (18,634)
                                     ---------    ---------  ---------
Book value                               -            -           126
Less cash received                     10,200         -        11,000
                                     ---------    ---------  ---------
Gain on sale                         $ 10,200     $   -      $ 10,874
                                     =========    =========  =========

Depreciation is calculated on the straight line method based on the estimated service lives of the assets.

                    Gold Standard, Inc. and Subsidiaries
                     SCHEDULE V - PROPERTY AND EQUIPMENT

                       Balance                                 Balance
                       at Begin-  Addi-                          at
Property               ning of    tions                Other   End of
Classification         Period    At Cost Retirements  Changes  Period
-----------------     --------- -------- ----------- -------- --------
Year ended
October 31, 1996:
 Furniture and
   equipment           $ 74,492 $ 17,864 $   -       $   -    $ 92,356
 Transportation equip.  167,482  120,430   16,157        -       1,755
 Leasehold
   improvements           3,200     -        -           -       3,200
                       -------- -------- ----------- -------- --------
          TOTAL        $245,174 $138,294 $ 16,157(A) $   -    $367,311
                       ======== ======== =========== ======== ========
Year ended
October 31, 1995:
 Furniture and
   equipment           $ 68,054 $  7,814 $  1,376    $   -    $ 74,492
 Transportation equip.  128,582   38,900     -           -      67,482
 Leasehold
   improvements           3,200     -        -           -       3,200
                       -------- -------- ----------- -------- --------

          TOTAL        $199,836 $ 46,714 $  1,376    $   -    $245,174
                       ======== ======== =========== ======== ========
Year ended
October 31, 1994:
 Furniture and
   equipment           $ 59,970 $  9,038 $    954    $   -    $ 68,054
 Transportation equip.  102,460   43,928   17,806        -     128,582
 Leasehold
   improvements           3,200     -        -           -       3,200
                       -------- -------- ----------- -------- --------
          TOTAL        $165,630 $ 52,966 $ 18,760(A) $   -    $199,836
                       ======== ======== =========== ======== ========

(A)  Gain on sale of property and equipment is calculated as follows:

                                       1996        1995        1994
                                     ---------   ---------   ---------
Cost of property and equipment       $ 16,157    $  1,376    $ 18,760
Accumulated depre. on prop. and
  equip. sold                         (16,157)     (1,376)    (18,634)
                                     ---------   ---------   ---------
Book value                               -           -           -
Less cash received                     10,200        -         11,000
                                     ---------   ---------   ---------
Gain on sale                         $ 10,200    $   -       $ 10,874
                                     =========   =========   =========
Additions during 1996 and 1995 represent the acquisition of property and equipment for cash.

                                                           Exhibit 11


                   Gold Standard, Inc. and Subsidiaries
            COMPUTATION OF NET EARNINGS (LOSS) PER COMMON SHARE


                                          Years Ended October 31,
                                   -----------------------------------
                                     1996         1995          1994
                                   ---------    ---------    ---------
Options and warrants out-
 standing at end of period         6,000,000    2,625,500    2,779,000

Proceeds, assuming all out-
 standing options and warrants
 were exercised                  $ 8,775,000  $ 3,576,500  $ 3,813,000

Common stock assumed to be
 purchased with option and
 warrant proceeds:
   a) Primary                      3,299,247      845,368    1,579,209

   b) Fully diluted                3,299,247      814,581    1,386,545

Net dilutive stock options and
 warrants after applying the
 treasury stock method
   a) Primary                           -            -            -

   b) Fully diluted                     -            -            -

Weighted average shares of
 common stock outstanding
 during period                    16,496,233   14,808,836   14,417,356

Average common and common
 equivalent shares outstanding:
   a) Primary                     16,496,233   16,578,027   15,622,400

   b) Fully diluted               16,496,233   16,609,120   15,661,695

Net loss during the period       $  (377,750) $  (685,736) $ (584,900)

Net loss per common and
 common equivalent share
   a) Primary                    $      (.02) $      (.05) $     (.04)
                                 ============ ============ ===========
   b) Fully diluted              $      (.02) $      (.05) $     (.04)
                                 ============ ============ ===========

See notes on following page.

NOTE 1 - The proceeds from stock options and warrants were calculated as follows:

                Year        No. of      Exercise        Potential
               Issued       Shares       Price          Proceeds
               ------      -------      ---------      -----------
               1987:       600,000        1.25         $   750,000

               1988:       750,000        2.25           1,687,500

               1992:       750,000         .75             562,500

               1993:        50,000        1.25              62,500

               1996:       100,000        1.00             100,000

               1996:     3,700,000        1.50           5,550,000

               1996:        50,000        1.25              62,500
                                                       -----------
                                                       $ 8,775,000
                                                       ===========

NOTE 2 - Average market prices determined on a quarterly basis were used to calculate shares for primary earnings per share. Ending market prices were used to calculate shares for fully diluted earnings per share, unless average market prices were higher.

NOTE 3 - The primary and fully diluted loss per share for years ending October 31, 1995 and 1994 are based on outstanding common only. Any assumption of conversion of common stock equivalents for these years would be anti-dilutive because the loss would be spread over more shares, thereby reducing loss per share.

ITEM 6:  SELECTED FINANCIAL DATA.

The selected financial data is presented on a consolidated basis with the Company's wholly owned and partially owned subsidiaries. A discussion of the changes in the results of operations is included in this document at Item 7. A summary of selected financial data for the five fiscal years ended October 31, 1996 is presented below:

                         Fiscal Years Ended October 31,

                1996        1995        1994        1993       1992
            ----------- ----------- ----------- ----------- ----------
STATEMENT OF
  OPERATIONS DATA

Oper rev    $  649,926  $  485,624  $   10,874  $     -     $   2,231
Oper exp     1,154,722     976,003     761,428   1,410,238    788,263
            ----------- ----------- ----------- ----------- ----------
Oper loss     (504,796)   (490,379)   (750,554) (1,410,238)  (786,032)

Other income/
 (expense)      40,248    (195,057)    178,720      59,669      6,989
            ----------- ----------- ----------- ----------- ----------
Net income/(loss)
  before income
  taxes and
  extraordinary
  item        (464,548)   (685,436)   (571,834) (1,350,569)  (779,043)
Income tax exp    (300)       (300)    (13,066)       (621)      -
            ----------- ----------- ----------- ----------- ----------
Income/(loss)
  before
  ordinary
  item        (464,848)   (685,736)   (584,900) (1,351,190)  (779,043)
            ----------- ----------- ----------- ----------- ----------
Extraord.item     -           -           -      4,609,254       -
            ----------- ----------- ----------- ----------- ----------
Net inc/
  (loss)      (464,848)   (685,736)   (584,900)  3,258,064   (779,043)
Net loss minority
  interest      87,098        -           -           -          -
            ----------- ----------- ----------- ----------- ----------
Net loss    $ (377,750)       -     $     -           -     $    -
            ----------- ----------- ----------- ----------- ----------
Net loss per
  common share
  before extra-
  ordinary
  item     $     (.02) $     (.05) $     (.04) $     (.09) $     (.05)
           ----------- ----------- ----------- ----------- -----------
Earnings/
  (loss) per
  share    $     (.02) $     (.05) $     (.04) $      .22  $     (.05)
           ----------- ----------- ----------- ----------- -----------
Weighted
  average
  shares out-
  standing  16,496,233  14,808,836  14,417,356  14,597,271  14,712,000

BALANCE SHEET DATA

Current
  assets    $6,092,023  $2,604,961  $2,980,629  $3,415,293  $  143,399

Current liab    88,747      59,262     158,310     156,718      75,311

Total
  assets     6,612,269   2,756,020   3,310,726   3,682,915     578,756

Long-term
  debt          61,000      61,000      61,000      61,000     321,300

Stockholders'
  equity    $6,360,620  $2,635,758  $3,091,416  $3,465,197  $  182,145


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.
__________________________________________________________

                              INTRODUCTION

       Gold Standard, Inc. and its subsidiaries (the Registrant) are principally engaged in the acquisition, exploration, and if warranted, development of economically potential gold mineralized properties.
Its activities during 1996 were concentrated, for the most part, in Southern Uruguay, Brazil and west central Utah. A significant factor effecting the Registrant's operations during the past several years has been its prosecution of a lawsuit against the operators and former operators of the Mercur Gold Mine in Tooele County, Utah, alleging breach of contract, breach of fiduciary duty and several other causes of action relative to the Company's interest therein. In January of 1996 the Utah Supreme Court ruled against the registrant, and a subsequent denial for reconsideration has ended the Registrant's efforts in the case.

                          RESULTS OF OPERATIONS

     During the period ended October 31, 1996 the registrant received royalty revenue totaling $339,726 from its 20% royalty interest in a joint venture with American Resources, Inc. The Registrant's operating activities have been solely exploration related and, while there is one identified mineral deposit that has produced royalty revenue in 1996 and 1995, it was only of modest size and is now fully depleted. The Registrant has focused its exploration activities during the three years in the reporting period on its properties in Utah and its mineral holdings in South America.

Exploration costs incurred at these two locations are summarized as follows:

                                        Year Ended October 31,

                                   1996        1995        1994
                                ---------   ---------   ---------
   Utah Properties              $ 133,037   $  49,126   $  19,514

   South American Properties      586,239     270,896     127,730
                                ---------   ---------   ---------
                                $ 719,276   $ 320,022   $ 147,244
                                =========   =========   =========

      The increase in exploration costs from $147,244 in 1994, $320,022 in 1995 and to $719,276 in 1996 is attributable to the increased activity in South America. In 1992, the Registrant entered into a joint venture agreement with Santa Fe Pacific Mining, Inc. (Santa Fe), a division of Santa Fe Pacific Corporation, which encompassed most of the property in Uruguay. Under this agreement exploration activities were directed by Santa Fe who also was responsible for funding 100% of the exploration costs. Consequently, the Registrant's exploration costs declined significantly, as those costs were born by Santa Fe. During these periods when the Registrant's costs were declining, exploration activity on the properties actually increased. This joint venture was dissolved in 1996 and the Company has since paid more exploration costs in Uruguay. Exploration activities in Brazil have increased significantly during 1996 due to changes in Brazilian law regarding foreign investment.

     During the two years in the period ended October 31, 1995, a major drain on the Registrant's resources of both time and working capital has been the prosecution of the Mercur mine litigation. The Registrant's interest in the Mercur mine was the subject of the litigation, brought against current and former operators of the mine by the Registrant. Legal fees and costs relative to this litigation totaled $343,398 during the year ended October 31, 1995, $269,919 during the year ended October 31, 1994. Related expenses during the year ended October 31, 1996 were less than $27,000.

     In April, 1993, American Barrick Resources Corporation, one of the defendants in the Mercur litigation, reached a settlement agreement with the Registrant under which the Registrant relinquished any and all claims to the Mercur mine or against the subject defendant, for a cash payment totaling $5,225,000. After payment of attorney's fees and other costs, the net gain from the settlement, before taxes, was $4,609,254. This settlement provided the Registrant with the working capital it needed to continue its action against the other defendants in the lawsuit which subsequently went to trial in late July 1993. Following a seven week trial, the jury in the case found in favor of the Registrant and awarded it $404,164,000 in damages. The judge subsequently ruled in favor of the defendants on a motion to set aside the jury verdict. An appeal was filed with the Supreme Court of the State of Utah who, in their January 11, 1996 decision, ruled to uphold the trial judge's directed verdict for he defendants in this case. In May of 1996, a denial for reconsideration ended the Registrant's efforts in the case.

     The Registrant held a 40% participating interest in a separate joint venture property in Southern Uruguay known as the San Juan Hills property. Its joint venture partner, American Resources, Inc., (American) had been funding exploration on this property. Mining from one defined deposit in this joint venture (the San Carlos deposit) began production in 1995 and produced royalty revenue for the Company of $485,624 in 1995 and $339,726 in 1996. Production through early 1996 depleted all known reserves for this property. The Registrant has no other properties or activities which are expected to generate operating revenue during 1997.

     Prior to the settlement with American Barrick Resources Corporation, as described in a previous paragraph, the Registrant had, for the most part, funded its operations through equity and some limited debt financing during the past years. This equity and debt financing is described more fully under the Liquidity and Capital Resources section of this discussion. The Company does not anticipate receiving a material amount of operating revenue within the foreseeable future, and as such, the current trend in losses from operations are expected to continue. The Company's current business plans call for the continued exploration of potential mineral deposits. Future operating losses will be funded through the cash and cash equivalents currently on hand or through obtaining additional equity capital.

     The most significant components of expenses which have contributed to the Registrant's net operating losses for the past three fiscal years are exploration (shown above) and legal expenses. Legal expenses of $289,286 in 1994 and $343,398 in 1995 contributed to losses in those years. The Registrant's other general and administrative expenses have remained fairly constant for the past three years. The two most significant expense categories included in general and administrative expenses are (a) professional fees, and (b) wages and salaries. These two combined categories of expenses represented 83%, 66% and 55% of the total general and administrative expenses during the years ended October 31, 1994, 1995 and 1996, respectively. These two expense categories are further discussed as follows:

   a. The majority of professional fees included in general and administrative expense are those of attorneys, consultants, auditors and accountants. As discussed earlier, the Registrant has expended a significant amount of its working capital in the prosecution of the Mercur mine litigation. During each of the three years in the period ended October 31, 1996, legal fees included in general and administrative expenses (other than those associated with the Mercur lawsuit) have totaled $19,297 in 1994, $0 in 1995, and $7,239 in 1996. Audit and accounting fees during the same periods have totaled $54,282 in 1994, $40,455 in 1995 and $23,909 in 1996.

   b. Wages, exclusive of payroll taxes, have changed from $112,800 in both 1994 and 1995 to $131,400 in 1996 (an increase of l6%). Prior to 1994, salary increases were not given to employees for the previous three years due to working capital constraints.

     The balance of general and administrative expenses is an aggregation of many expense accounts, none of them being individually significant. These accounts include auto expense, travel, postage, printing, office rent, office supplies, etc. In general, management has been conscientious in striving to reduce and control G & A expenses. The stability of G & A costs during the past three years is a positive reflection on management's cost control efforts.

     General and administrative expenses are expected to remain the same as in 1996. Exploration expense in Uruguay could increase significantly in 1997. Exploration expense and acquisition costs of mineral rights on properties in Brazil are expected to go up during 1997 as well as the Registrant continues its exploration activities in that country.

                     LIQUIDITY AND CAPITAL RESOURCES

    In the absence of any income from operations prior to fiscal year 1993, the Registrant relied extensively on debt and equity financing to provide needed working capital. The greatest drain to working capital has been legal costs which totaled $289,216 in 1994 and $343,398 in 1995.

Operations during 1994, 1995 and 1996 were funded from the following sources:

   a. In 1994 and 1995 stock warrants were exercised which resulted in cash proceeds of $187,500 and $236,600 respectively. In 1996 stock warrants were exercised resulting in cash proceeds to the Company of $187,500. In
       1996 stock of the Company and its subsidiary Big Pony Gold, Inc. was sold resulting $4,100,000 in proceeds to the Company.

   b. In 1996 the Company exchanged rights to mineral properties located in Brazil for stock in a company. Subsequent sales of this stock generated $260,400 in cash to fund operations.

   c. Working capital at October 31, 1994, 1995 and 1996 was $2,822,319, $2,545,699, and $6,003,276, respectively. The
       Registrant's working capital at October 31, 1996 is sufficient to fund its projected exploration activities in the countries of Uruguay, Brazil and in the state of Utah and to maintain a level of corporate operations consistent with the past several years.

     The Registrant has no immediate plans to seek significant funding during 1997 either through equity offerings or debt financing. The Registrant has no material capital commitments or agreements which would require significant outlays of capital during 1997. The Company's anticipated capital requirements for the next three fiscal years are as follows:

                                    1997       1998        1999
                                  --------   --------    --------
   Leasehold exploration and
     carrying costs             $  800,000  $  800,000  $  800,000
   Legal expenses                   25,000      25,000      25,000
   Other general and
     administrative expenses       225,000     225,000     225,000

     Expenses should remain close to the 1996 level of expenditure. The Company has cash and cash equivalents to meet its expenses for the next three fiscal years. The Company has no significant term debt and is expected to meet all of its obligations as they come due.

     In the short term, the Registrant has sufficient cash reserves to fund operations. In the long-term, there can be no assurance that the cash on hand will be sufficient to defray all operating costs that will be incurred. In the event additional long-term cash funds are needed, the Registrant intends to obtain those funds through the issuance of additional equity capital. Based upon its twenty three years of experience in generating equity capital, the Company believes it has the ability to generate additional funds when needed.

                                INFLATION

     The impact of inflation on the Registrant's operations will vary. The future price of gold and the level of future interest rates could directly affect the Registrant's share of any future operating revenue. Lower interest rates and higher gold prices enhance the value of the Registrant's investments. The Registrant's future results of operations, to a significant degree, depend on their success in locating, acquiring and producing commercial gold deposits. With exploration currently proceeding on several properties whose commercial production potential is not presently determinable, and considering the difficulty of projecting future gold prices, which tend to be volatile, it is, at best, difficult to accurately project future results of operations.

     Because the Registrant does not have a steady, dependable source of revenue, serious increases in inflation could increase the Registrant's general and administrative expenses and make it difficult to remain within their budget. However, the inflation rate has remained relatively low, with only a minor impact on the Registrant during 1994, 1995 and 1996. Management does not anticipate material increases in the inflation rate during the immediate future.

                   ENVIRONMENTAL RULES AND REGULATIONS

     The Registrant is not aware of any noncompliance with environmental rules and regulations, nor has the Registrant been cited by any local, state or national agency either in the United States or South America for noncompliance with environmental rules and regulations.

     At October 31, 1996, the Registrant had obtained a standby letter of credit in the amount of $1,000,000 which is pledged as security against future potential reclamation costs on mineral properties under exploration in Uruguay. Furthermore, the Registrant is not aware of any potential reclamation costs. Except for the above, the Company has no factual or potential involvement in environmental remediation activities.