Form 10-Q
period 1997-01-31
GOLD STANDARD INC
filed 1997-03-21
CIK 42136

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended:    January 31, 1997
Commission File No. 0-9496
                             ----------------
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

                              PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements.
         ---------------------










                                 GOLD STANDARD, INC.

                     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          FOR INCLUSION IN QUARTERLY REPORT
                                     ON FORM 10-Q






















                                   January 31, 1997

                               GOLD STANDARD, INC.
                          CONSOLIDATED BALANCE SHEETS
                     January 31, 1997 and October 31, 1996


                                          January 31, 1997  October 31, 1996
                                          ----------------  ----------------
                                            (Unaudited)
           ASSETS

CURRENT ASSETS
   Cash and cash equivalents              $     5,678,057   $     6,078,321
   Accrued interest                                19,464             7,123
   Prepaid expenses                                11,070             6,579
                                          ---------------   ---------------
                 TOTAL CURRENT ASSETS           5,708,591         6,092,023

PROPERTY AND EQUIPMENT
   Equipment and leasehold
     improvements                                 176,240           197,568
                                          ---------------   ---------------
                                                  176,240           197,568
OTHER ASSETS
   Securities available for sale                  197,611           244,034
   Deferred offering costs                         84,579            77,954
   Deposits                                           740               690
                                         ----------------   ---------------
                                                  282,930           322,678
                                         ----------------   ---------------

                                          $     6,167,761   $     6,612,269
                                          ===============   ===============

           LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                      $68,313           $87,344
   Accrued liabilities                               678             1,103
   Income tax payable                                300               300
                                          --------------    --------------
            TOTAL CURRENT LIABILITIES             69,291            88,747

LONG-TERM LIABILITIES
   Deferred liabilities                           61,000            61,000
                                          --------------    --------------
                    TOTAL LIABILITIES            130,291           149,747

MINORITY INTEREST                                 48,185           101,902

STOCKHOLDERS' EQUITY
   Common stock                                   18,698            18,698
   Additional paid-in capital                 13,515,927        13,515,927
   Unrealized holding loss on
     securities availabl                         (20,888)          (20,888)
   Accumulated deficit                        (7,524,452)       (7,153,117)
                                          --------------    --------------
TOTAL STOCKHOLDERS' EQUITY                     5,989,285         6,360,620
                                          --------------    --------------

                                          $    6,167,761    $    6,612,269
                                          ==============    ==============






















See accompanying notes to consolidated financial statements

                               GOLD STANDARD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three month periods ended January 31, 1997 and 1996




                                                        Three months ended
                                                        ------------------
                                                              January 31,
                                                           1997          1996
                                                     -----------   -----------
                                                     (Unaudited)   (Unaudited)

INCOME FROM OPERATIONS
  Royalty income                                             $0      $246,355

EXPENSES
  Depreciation                                           12,264         7,389
  Leasehold exploration
    and carrying costs                                  339,829        82,027
  General and administrative:
    Legal                                                 4,001        11,356
    Other                                                88,249       107,489
                                                    -----------    ----------
        NET INCOME/(LOSS) FROM OPERATIONS              (444,343)       38,094

OTHER INCOME (EXPENSES)
  Interest income                                        64,211        25,988
  Loss from investments                                 (44,920)            0
                                                    -----------    ----------

                                                       (425,052)       64,082

NET LOSS - MINORITY INTEREST                             53,717             0
                                                    -----------    ----------

                         NET INCOME/(LOSS)            ($371,335)      $64,082
                                                    ===========    ==========


Net income/(loss) per common share                       ($0.02)        $0.00
                                                    ===========    ==========


See accompanying notes to consolidated financial statements.

                               GOLD STANDARD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three month periods ended January 31, 1997 and 1996



                                                       Three months ended
                                                           January 31,
                                                     ------------------------
                                                         1997           1996
                                                     ---------      ---------
                                                  (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                 ($371,335)      $64,082
    Add (deduct) adjustments
     to cash basis:
       Depreciation                                     12,264         7,389
       Disposal of equipment                            11,361             0
       Net loss - minority interest                    (53,717)            0
       Increase (decrease) in:
         Accounts payable                              (19,031)       25,545
         Accrued liabilities                              (425)          307
       Decrease (increase) in:
         Accrued interest                              (12,341)      (41,248)
         Prepaid expenses                               (4,491)        1,540
         Securities available for sale                  46,423
         Deposits                                          (50)            0
         Deferred costs                                 (6,625)       (2,340)
                                                     ----------    ----------

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES   (397,967)       55,275

CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Equipment purchased                                  (2,297)         (518)
                                                     ----------    ----------

NET CASH USED IN INVESTMENT ACTIVITIES                  (2,297)         (518)

NET INCREASE (DECREASE) IN CASH                       (400,264)       54,757

CASH BALANCE AT BEGINNING OF PERIOD                  6,078,321     2,465,980
                                                    ----------    ----------

CASH BALANCE AT END OF PERIOD                       $5,678,057    $2,520,737
                                                    ==========    ==========



See accompanying notes to consolidated financial statements.

                         GOLD STANDARD, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               January 31, 1997 and October 31, 1996
                             (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

       Financial Statements
       --------------------
       The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 1996, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at January 31, 1997, have been made. All such adjustments were of a normal, recurring nature.

       Principles of Consolidation
       ---------------------------
       The accompanying consolidated financial statements at January 31, 1997 include the accounts of Gold Standard, Inc., its wholly owned subsidiaries, Gold Standard South and Gold Standard Minas, and a 64.4% owned subsidiary, Big Pony Gold. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany transactions are eliminated. Information for 1996 includes the accounts of a wholly owned subsidiary, Kellwood Enterprises, Ltd. This company was dissolved during the current period and all assets disposed of.

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

       Investment in Mining Properties
       -------------------------------
       Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas

                         GOLD STANDARD, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                January 31, 1997 and October 31, 1996
                             (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       are either put into production, sold or abandoned. As of January 31, 1997 there were no geological areas under production.

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


NOTE 2 - SECURITIES AVAILABLE FOR SALE

       In February 1996 the Company entered into a non-monetary transaction exchanging rights to diamond potential properties located in Brazil for 100,000 shares of American Mineral Fields stock (AMZ) which was trading at $4.00 per share. This

                         GOLD STANDARD, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                January 31, 1997 and October 31, 1996
                             (Unaudited)


NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

       transaction resulted in a net gain to the Company of $300,000 ($400,000 less $100,000 paid to three geologists as bonuses on the transaction).

       During the period February 1,1996 to January 31, 1997, the Company realized gains on the sale of this stock in the amount of $107,436. At January 31, 1997, the remaining 49,000 shares with a book value of $4.00 per share were valued at $2.74 per share.


NOTE 3 - EXCHANGE TRADED OPTIONS

       The Company has invested in options to purchase gold. The options expire in May 1998. Through January 31, 1997 the Company has recorded a cumulative realized loss related to these instruments of $291,300.


NOTE 4 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Equipment and leasehold improvements are stated at cost. Maintenance, repairs, and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in earnings. Depreciation and amortization of property and equipment is provided on the straight-line method using the estimated lives shown below:

                                                Years
                                               -------
           Furniture and equipment               5-7
           Transportation equipment               5
           Leasehold improvements             lease term

       Amortization of leasehold improvements is calculated using the straight-line method over the term of the lease agreement.

                         GOLD STANDARD, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                January 31, 1997 and October 31, 1996
                             (Unaudited)


NOTE 5 - MINING PROPERTIES

       The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in the Dugway region of western Utah, Southern Uruguay, and Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see Note
       1). The Company's leasehold exploration and carrying expenses for the three month period ended January 31, 1997 are summarized as follows:

                      Uruguay        $138,964
                      Brazil          183,020
                      United States     6,483
                                     --------

                      Total          $328,467
                                     ========



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

       In May and June 1996, Sun Valley Gold Company purchased 3,000,000 shares of the Company's common stock for $1.00 per share. As part of the transaction, Sun Valley Gold also received warrants for the purchase of 3,000,000 additional shares of the Company's common stock. The exercise price of

                         GOLD STANDARD, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                January 31, 1997 and October 31, 1996
                             (Unaudited)


NOTE 7 - CAPITAL STOCK (Continued)

       these warrants is $1.50 per share and the warrants expire in May 1999. The Company realized $3,000,000 from this transaction.

       In May 1996, FCMI purchased 600,000 shares of the Company's common stock for $1.00 per share. The Company realized $600,000 from this transaction.

       In June 1996 the Company extended the expiration dates of warrants for the purchase of 500,000 shares of common stock from June 1996 to June 1999. The Company also extended the expiration date of warrants for the purchase of an additional 100,000 shares of common stock from October 1996 to October 1999. Warrants for the purchase of 200,000 shares of common stock expired in June 1996 and were not extended.

       The Company's stock purchase warrants outstanding as of January 31, 1997, are summarized as follows:


                                                      Shares
           Issue     Expiration     Exercise       Subject to
            Date        Date          Price          Warrant
           -----     ----------     --------       ----------

           06/87     06/30/99        $1.25           500,000
           10/87     10/01/99         1.25           100,000
           07/88     07/18/99         2.25           750,000
           03/92     03/31/03          .75           750,000
           05/93     01/18/01         1.25            50,000
           01/96     01/19/98         1.00           100,000
           05/96     04/30/02         1.50           100,000
           05/96     05/31/99         1.50         3,000,000
           05/96     05/10/99         1.50           600,000
           06/96     06/30/99         1.25            50,000
                                                   ---------

                      Total outstanding warrants   6,000,000
                                                   =========

       If all outstanding stock purchase warrants were exercised, the total proceeds would be $8,775,000.

                         GOLD STANDARD, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                January 31, 1997 and October 31, 1996
                             (Unaudited)


NOTE 7 - CAPITAL STOCK (Continued)

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

NOTE 8 - RELATED PARTY TRANSACTIONS

       The Company has funded the majority of the operations of its subsidiaries Big Pony Gold, Gold Standard South, and Gold Standard Minas with unsecured non-interest bearing long term cash advances. As of January 31, 1997 the Company had receivables from these companies of $326,990, $512,580, and $809,310 respectively. All intercompany transactions have been eliminated in consolidation.

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

                       GOLD STANDARD, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                January 31, 1997 and October 31, 1996
                             (Unaudited)


NOTE 9 - OPERATING AND JOINT VENTURE AGREEMENTS

       The Company was party to three operating or joint venture agreements. While the terms of the agreements differ, they all generally address funding of exploration activities and subsequent mine development and production activities, should exploration results warrant development. The agreements are summarized as follows:

          a. In September 1988, the Company entered into a joint venture agreement for the exploration of certain properties in southern Uruguay with Compania Minera San Jose S.A. (CMSJ), a wholly owned subsidiary of Bond International Gold. During 1992 CMSJ was acquired by California-based American Resources, Inc. (ARI) who has continued to drill and explore the property under the terms of the agreement. ARI previously acquired a 60% interest in the project by funding the project's exploration activities, while the Company retained a 40% participating interest. In an agreement dated February 22, 1995, the Company's 40% participating interest was replaced with a 20% royalty interest in a parcel of this property known as the San Carlos Mine. In June 1995 gold production commenced at this mine. In accordance with the terms of the joint venture agreement, the Company's royalties revenues totaled $339,726 for the twelve months ended October 31, 1996.

          b. In June 1992, the Company entered into a joint venture agreement with Santa Fe Pacific Mining, Inc. The objective of the agreement was to facilitate exploration and potential future development of all the Company's mineral holdings in southern Uruguay, except for those properties covered by a joint venture agreement with Compania Minera San Jose S.A. which is discussed in the preceding paragraph. Under terms of this agreement, Santa Fe could earn up to a 60% interest in producible discoveries on the subject properties by funding 100% of the exploration expenses up to either a specified minimum investment or until a decision to develop a discovery was reached. Thereafter, the Company was to participate by funding its proportionate share of future development costs or have its 40% participating interest

                         GOLD STANDARD, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                January 31, 1997 and October 31, 1996
                             (Unaudited)


NOTE 9 - OPERATING AND JOINT VENTURE AGREEMENTS (Continued)

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


NOTE 10 - INCOME TAX

       The amounts and expiration dates of net operating loss carryforwards and investment tax credits at January 31, 1997 are detailed in the following summary:

                              Federal         State
                           Net Operating  Net Operating   Invest.
        Expiration Date         Loss           Loss      Tax Credit
       -----------------   -------------  -------------  ----------
       December 31, 1996   $      --      $   216,911    $      270
       October 31, 1997           --          569,296           --
       October 31, 1998           --           15,927           --
       October 31, 1999           --          674,075           --
       October 31, 2001           --          184,956           --
       October 31, 2003     1,477,109         467,153           --
       December 31, 2003        1,391             --            --
       October 31, 2004       675,277             --            --
       December 31, 2004      332,153             --            --
       October 31, 2005     1,106,261             --            --
       December 31, 2005      408,740             --            --
       October 31, 2006       762,506             --            --
       October 31, 2007       568,726             --            --
       October 31, 2008        16,027             --            --
       October 31, 2009       673,421             --            --

                         GOLD STANDARD, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                January 31, 1997 and October 31, 1996
                             (Unaudited)


NOTE 10 - INCOME TAX (Continued)


                              Federal         State
                           Net Operating  Net Operating   Invest.
        Expiration Date         Loss           Loss      Tax Credit
       -----------------   -------------  -------------  ----------
       October 31, 2010       185,357             --
       October 31, 2011       467,553             --            --

                           $6,674,521     $ 2,128,318     $     296



NOTE 11 - COMMITMENTS

     To guarantee future reclamation commitments in Uruguay, the Company has obtained a standby letter of credit in the amount of $1,000,000. The benefits of this letter of credit have been extended to the subsidiary, Big Pony Gold, Inc., and its subsidiary, Tormin S.A.

NOTE 12 - LITIGATION

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

     The lawsuit against the other defendants went to trial in July 1993. Following a seven week trial the jury returned a verdict in favor of the Company on September 3, 1993, and awarded the Company $404,164,000 in damages. Subsequently, the judge set aside the jury verdict, thereby denying the Company the jury's award. The Company appealed the judge's decision to the Supreme Court of the

                         GOLD STANDARD, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                January 31, 1997 and October 31, 1996
                             (Unaudited)


NOTE 12 - LITIGATION (Continued)

     State of Utah. On January 11, 1996, the Supreme Court announced its decision to uphold the trial judge's directed verdict for the defendants in the case. As a result of the unsuccessful appeal, the Company must pay approximately $48,000 in court costs. These costs have been accrued in the January 31, 1997 financial statements.

     In May 1996 the Company was notified that a Writ of Reconsideration filed with the Utah Supreme Court was denied. The Company has decided to no longer continue its efforts in the lawsuit.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ----------------------

                           INTRODUCTION

     Gold Standard, Inc. and its subsidiaries (the Registrant) are principally engaged in the acquisition, exploration, and if warranted, development of producing or potentially productive gold properties. Its activities are concentrated, for the most part, in southern Uruguay, Brazil and west central Utah.

     A significant factor effecting the Registrant's operations for years was its lawsuit against the operators and former operators of the Mercur Gold Mine in Tooele County, Utah. A January, 1996 ruling against the Registrant, and a subsequent denial for reconsideration has ended the Registrant's efforts in the case.

                      RESULTS OF OPERATIONS

     The Registrant holds a 40% royalty interest in a joint venture property in Southern Uruguay known as the San Juan Hills property. Its joint venture partner, American Resources, Inc., funded exploration on this property. Mining from one deposit, the San Carlos Mine, resulted in royalty revenue of $339,726 for the Registrant during the twelve month period ended October 31, 1996. In March 1996 the deposit was fully depleted and surface mining was completed.

      The Registrant had no operating revenue during the three month period ended January 31, 1997 and had no properties under production. The
Registrant does not expect to generate operating revenue from any of its properties during 1997. The Registrant's operating activities have been solely exploration related and have been concentrated on their Uruguay, Brazil, and western Utah properties. Exploration related expenses for the three month period ended January 31, 1997 were $328,467 ($82,027 for the three month period ended January 31, 1996). Exploration costs incurred during the three month period ended January 31, 1997 are summarized as follows:


                    Uruguay   $138,963
                    Brazil     183,020
                    Utah         6,483
                               -------

                              $328,467
                               =======

     Exploration expenses have been significantly higher in 1997 than in 1996 because of the Registrant's increased activity in its properties in Brazil and Uruguay. The Registrant is currently working on funding for the Uruguay properties through it's subsidiary, Big Pony Gold.

     The Registrant's general and administrative expenses, excluding legal expenses totaled $88,249 for the three month period ended January 31, 1997 ($107,489 for the three month period ended January 31, 1996). The two most significant general and administrative expense categories during the three month period ended January 31, 1997 were (a) professional and consulting fees
($18,810) and (b) wages and salaries ($38,000).   The balance of general and
administrative expenses includes office supplies and expenses, office rent, travel, etc.


                 LIQUIDITY AND CAPITAL RESOURCES

     In the absence of income from operations the Registrant will continue to rely on funds received in prior years for its operations. These funds include royalty revenues, lawsuit settlements, equity funding, and proceeds from sales of securities.

     The Registrant has no material capital commitments or agreements which would require significant outlays of capital during the remaining nine months of the year.

     Expenses in 1997 should remain close to the 1996 level. In the short term, the Registrant has sufficient cash reserves to fund operations. In the long-term it will look to the issuance of additional equity capital and increased production from its properties.


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

     The Registrant has obtained a standby letter of credit in the amount of $1,000,000 which is pledged as security against future potential reclamation costs of mineral properties under exploration in Uruguay. Furthermore, the Registrant is not aware of any potential reclamation costs. Except for the above, the Registrant has no actual or potential involvement in environmental remediation activities.


                  PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.  Not Applicable

ITEM 2.     CHANGES IN SECURITIES.  Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            No items were presented for a vote of security holders during the period ended January 31, 1997.


ITEM 5.     OTHER INFORMATION.  Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   List of Exhibits

            27.0     Financial Data Schedule

      (b)   Reports on Form 8-K

            Not applicable

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Gold Standard, Inc.

Date    21 March 1997               By:/s/ Scott L. Smith



                               Exhibit Index
                               -------------

Exhibit No.       Description
-----------       -----------

   27             Financial Data Schedule.