Form 10-Q
period 1997-04-30
GOLD STANDARD INC
filed 1997-06-16
CIK 42136

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended:    April 30, 1997
Commission File No. 0-9496
                             ----------------
                            GOLD STANDARD, INC.
                            -------------------

         (Exact name of registrant as specified in its charter)

               Utah                             87-0302579
 -------------------------------          ------------------------

 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              Identification No.)


Suite 712 Kearns Building, Salt Lake City, Utah          84101
- - -------------------------------------------------      ---------
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (801) 328-4452
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

                              April 30, 1997

                            GOLD STANDARD, INC.
                        CONSOLIDATED BALANCE SHEETS
                    April 30, 1997 and October 31, 1996

                                       April 30, 1997    October 31, 1996
                                       --------------    ----------------
            ASSETS                       (Unaudited)
            ------
CURRENT ASSETS
  Cash and cash equivalents            $    5,197,892    $    6,078,321
  Accrued interest                              6,686             7,123
  Prepaid expenses                              8,898             6,579
                                       --------------    --------------
    TOTAL CURRENT ASSETS                    5,213,476         6,092,023

PROPERTY AND EQUIPMENT
  Equipment and leasehold improv.      ---------------   ---------------
                                              195,269           197,568
OTHER ASSETS
  Securities available for sale               235,400           244,034
  Deferred offering costs                      88,985            77,954
  Deposits                                        740               690
                                       ---------------   ---------------
                                              325,125           322,678
                                       ---------------   ---------------
                                       $    5,733,870    $    6,612,269
                                       ===============   ===============

     LIABILITIES AND EQUITY
     ----------------------
CURRENT LIABILITIES
  Accounts payable - trade             $       57,080    $       87,344
  Accrued liabilities                             678             1,103
  Income tax payable                              100               300
                                       ---------------   ---------------
    TOTAL CURRENT LIABILITIES                  57,858            88,747

LONG-TERM LIABILITIES
  Deferred liabilities                         61,000            61,000
                                       ---------------   ---------------
    TOTAL LIABILITIES                         118,858           149,747

MINORITY INTEREST                                -              101,902

STOCKHOLDERS' EQUITY
  Common stock                                 18,698            18,698
  Additional paid-in capital               13,515,927        13,515,927
  Unrealized holding loss on
    securities available for sale             (18,019)          (20,888)
  Accumulated deficit                      (7,901,594)       (7,153,117)
                                       ---------------   ---------------
    TOTAL STOCKHOLDERS' EQUITY              5,615,012         6,360,620
                                       ---------------   ---------------
                                       $    5,733,870    $    6,612,269
                                       ===============   ===============

                            GOLD STANDARD, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
       Three and six month periods ended April 30, 1997 and 1996



                                 Three months ended       Six months ended
                                      April 30,               April 30,
                               ----------------------  ----------------------
                                  1997        1996        1997        1996
                               ----------  ----------  ----------  ----------
                              (Unaudited) (Unaudited) (Unaudited) (Unaudited)
INCOME FROM OPERATIONS
  Royalty income               $    -      $  93,373   $    -      $ 339,726

EXPENSES
  Depreciation                    12,829       7,388      25,093      14,777
  Leasehold exploration
    and carrying costs           371,041     121,288     710,867     203,315
  General and administrative:
    Legal                          4,719       4,050       8,720      15,406
    Other                        124,428      67,779     201,318     175,271
                               ----------  ----------  ----------  ----------
       NET LOSS FROM
         OPERATIONS             (513,017)   (107,134)   (945,998)    (69,043)

OTHER INCOME (EXPENSES)
  Interest income                 52,880      24,065     117,091      50,053
  Gain (loss) on disposal
    of asset                       1,393     300,000      (9,969)    300,000
  Gain (loss) from investments    33,417     107,964     (11,503)    107,964
                               ----------  ----------  ----------  ----------
                                (425,327)       -        101,902        -

NET LOSS MINORITY INTEREST        48,185        -        101,902        -
                               ----------  ----------  ----------  ----------
NET INCOME (LOSS)              $(377,142)  $ 324,895   $(748,477)  $ 388,974
                               ==========  ==========  ==========  ==========
Net income (loss) per
  common share                 $   (0.02)  $    0.03   $   (0.04)  $    0.03
                               ==========  ==========  ==========  ==========

                            GOLD STANDARD, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
        Three and six month periods ended April 30, 1997 and 1996

                                 Three months ended       Six months ended
                                      April 30,               April 30,
                               ----------------------  -----------------------
                                  1997        1996        1997        1996
                               ----------- ----------- ----------- -----------
                               (Unaudited) (Unaudited) (Unaudited) (Unaudited)
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES
   Net income (loss)           $ (377,142) $  453,113  $ (748,477) $  517,192
    Add (deduct) adjustments
     to cash basis:
      Depreciation                 12,829       7,388      25,093      14,777
      Net investment
        (gains) losses            (33,417)   (107,964)     11,503    (107,964)
      Gain (loss) on sale
        of assets                    -           -           -           -
      Net loss-minority
        interest                  (48,185)       -       (101,902)   (400,000)
      Decrease (increase) in:
        Accounts receivable          -        167,965        -        126,719
        Accrued interest           12,778        -            437        -
        Prepaid expenses            2,172       1,565      (2,319)      3,105
        Deposits                     -           -            (50)       -
        Deferred costs             (4,406)     (1,367)    (11,031)     (3,707)
      Increase (decrease) in:
        Accounts payable          (11,236)    (33,260)    (30,264)     (7,714)
        Accrued liabilities           200          14        (625)        321
                               ----------- ----------- ----------- -----------
    NET CASH PROVIDED BY
      (USED IN) OPERATING        (446,807)     87,454    (857,635)    142,729

CASH USED IN INVESTMENT
  ACTIVITIES
   Equipment purchased            (47,965)       (540)    (50,262)     (1,058)
   Disposal of assets              14,607        -         27,468        -
   Proceeds from sales of
    trading securities               -        288,000        -        288,000
   Purchase of options               -       (308,300)       -       (308,300)
   Bonuses on sales of assets        -       (100,000)       -       (100,000)
                               ----------- ----------- ----------- -----------
    NET CASH USED IN
      INVESTMENT ACTIVITIES       (33,358)   (120,840)    (22,794)   (121,358)

CASH PROVIDED BY FINANCING
  ACTIVITIES
   Issuance of stock warrants        -        187,500        -        187,500
                               ----------- ----------- ----------- -----------
    NET CASH PROVIDED BY
      FINANCING ACTIVITIES           -        187,500        -        187,500

NET INCREASE (DECREASE)
  IN CASH                        (480,165)    154,114    (880,429)    208,871

CASH BALANCE AT BEGINNING
  OF PERIOD                     5,678,057   2,520,737   6,078,321   2,465,980
                               ----------- ----------- ----------- -----------
CASH BALANCE AT END
  OF PERIOD                    $5,197,892  $2,674,851  $5,197,892  $2,674,851
                               =========== =========== =========== ===========

                            GOLD STANDARD, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    April 30, 1997 and October 31, 1996
                               (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

       The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

Financial Statements
--------------------
       The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 1996, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at April 30, 1997, have been made. All such adjustments were of a normal, recurring nature.

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

Investment in Mining Properties
-------------------------------
       Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are either put into production, sold or abandoned. As of April 30, 1997 there were no geological areas under production.

Earnings (Loss) Per Share
-------------------------
       Earnings (loss) per share of common stock is computed on the weighted average number of shares outstanding during the period.

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


NOTE 2 - SECURITIES AVAILABLE FOR SALE
--------------------------------------

       In February 1996 the Company entered into a non-monetary transaction exchanging rights to diamond potential properties located in Brazil for 100,000 shares of American Mineral Fields stock (AMZ) which was trading at $4.00 per share. This transaction resulted in a net gain to the Company of $300,000 ($400,000 less $100,000 paid to three geologists as bonuses on the transaction).

       During the period February 1, 1996 to April 30, 1997, the Company realized gains on the sale of this stock in the amount of $107,436. At April 30, 1997, the remaining 49,000 shares with a cost of $4.00 per share were valued at $3.70 per share.


NOTE 3 - EXCHANGE TRADED OPTIONS
--------------------------------

       The Company has invested in options to purchase gold. The options expire in May 1998. Through April 30, 1997 the Company has recorded a cumulative realized loss related to these instruments of $301,300.

NOTE 4 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS
---------------------------------------------

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


NOTE 5 - MINING PROPERTIES
--------------------------

       The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in Western Utah, Southern Uruguay, Brazil and other South American locations. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see Note 1). The Company's leasehold exploration and carrying expenses for the six month period ended April 30, 1997 are summarized as follows:

              Uruguay                        $272,395
              Brazil                          420,804
              Other South America               6,307
              United States                    11,361
                                             --------
              Total                          $710,867
                                             ========


NOTE 6 - DEFERRED LIABILITY
---------------------------

       The Company received a payment of $61,000 in 1990 from Compania Minera San Jose, S.A., a joint venture participant in Uruguay (see Note 9). The payment is to be used to fund potential future reclamation costs on the San Juan Hills joint venture in Uruguay. Upon completion of the reclamation efforts, any unused portion of the deposit will be refunded to the payor.

NOTE 7 - CAPITAL STOCK
----------------------

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

       The Company's stock purchase warrants outstanding as of April 30, 1997, are summarized as follows:


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


NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

       The Company has funded the majority of the operations of its subsidiaries Big Pony Gold, Gold Standard South, and Gold Standard Minas with unsecured non-interest bearing long term cash advances. As of April 30, 1997 the Company had receivables from these companies of $331,369, $512,640, and $1,034,930 respectively. All intercompany transactions have been eliminated in consolidation.

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


NOTE 9 - OPERATING AND JOINT VENTURE AGREEMENTS
-----------------------------------------------

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


NOTE 10 - INCOME TAX
--------------------

       The amounts and expiration dates of net operating loss carryforwards and investment tax credits at April 30, 1997 are detailed in the following summary:

                              Federal          State
                          Net Operating    Net Operating    Invest.
        Expiration Date        Loss             Loss       Tax Credit
       -----------------  -------------    -------------   ----------
       December 31, 1996   $      -         $  216,911      $   270
       October 31, 1997           -            569,296           -
       October 31, 1998           -             15,927           -
       October 31, 1999           -            674,075           -
       October 31, 2001           -            184,956           -
       October 31, 2003      1,477,109         467,153           -
       December 31, 2003         1,391            -              -
       October 31, 2004        675,277            -              -
       December 31, 2004       332,153            -              -
       October 31, 2005      1,106,261            -              -
       December 31, 2005       408,740            -              -
       October 31, 2006        762,506            -              -
       October 31, 2007        568,726            -              -
       October 31, 2008         16,027            -              -
       October 31, 2009        673,421            -              -
       October 31, 2010        185,357            -              26
       October 31, 2011        467,553            -              -
                            ----------      ----------       ------
                            $6,674,521      $2,128,318       $  296
                            ==========      ==========       ======


NOTE 11 - COMMITMENTS
---------------------

       To guarantee future reclamation commitments in Uruguay, the Company has obtained a standby letter of credit in the amount of $1,000,000. The benefits of this letter of credit have been extended to the subsidiary, Big Pony Gold, Inc., and its subsidiary, Tormin S.A.


NOTE 12 - LITIGATION
--------------------

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

       The lawsuit against the other defendants went to trial in July 1993. Following a seven week trial the jury returned a verdict in favor of the Company on September 3, 1993, and awarded the Company $404,164,000 in damages. Subsequently, the judge set aside the jury verdict, thereby denying the Company the jury's award. The Company appealed the judge's decision to the
Supreme Court of the     State of Utah.  On January 11, 1996, the Supreme
Court announced its decision to uphold the trial judge's directed verdict for the defendants in the case. As a result of the unsuccessful appeal, the Company must pay approximately $48,000 in court costs. These costs have been accrued in the April 30, 1997 financial statements.

       In May 1996 the Company was notified that a Writ of Reconsideration filed with the Utah Supreme Court was denied. The Company has decided to no longer continue its efforts in the lawsuit.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          ---------------------------------------------------------------

                               INTRODUCTION
                               ------------

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


                          RESULTS OF OPERATIONS
                          ---------------------

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

       The Registrant had no operating revenue during the six month period ended April 30, 1997 and had no properties under production. The Registrant does not expect to generate operating revenue from any of its properties during 1997. The Registrant's operating activities have been solely exploration related and have been concentrated on their Uruguay, Brazil, and western Utah properties. Exploration related expenses for the three and six month periods ended April 30, 1997 were $371,038 and $710,867 ($121,288 and $203,315 for the three and six month periods ended April 30, 1996). Exploration costs incurred during the six month period ended April 30, 1997 are summarized as follows:


            Uruguay                             $272,395
            Brazil                               420,804
            Other South America                    6,307
            Utah                                  11,361
                                                --------
                                                $710,867
                                                ========

       Exploration expenses have been significantly higher in 1997 than in 1996 because of the Registrant's increased activity in its properties in Brazil and Uruguay. The Registrant is currently working on funding for the Uruguay properties through it's subsidiary, Big Pony Gold.

       The Registrant's general and administrative expenses, excluding legal expenses totaled $124,428 and $201,318 for the three and six month periods ended April 30, 1997 ($67,779 and $175,271 for the three and six month periods ended April 30, 1996). The two most significant general and administrative expense categories during the six month period ended April 30, 1997 were (a) professional and consulting fees ($68,075) and (b) wages and salaries
($71,096).   The balance of general and administrative expenses includes office supplies and expenses, office rent, travel, etc.


                     LIQUIDITY AND CAPITAL RESOURCES
                     -------------------------------

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


                                 INFLATION
                                 ---------

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


                    ENVIRONMENTAL RULES AND REGULATIONS
                    -----------------------------------

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

                  PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.  Not Applicable

ITEM 2.     CHANGES IN SECURITIES.  Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            No items were presented for a vote of security holders during the period ended April 30, 1997.


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

                                     Gold Standard, Inc.

Date     June 16, 1997               By:/s/ Scott L. Smith