Form 10-Q
period 1997-07-31
GOLD STANDARD INC
filed 1997-09-15
CIK 42136

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

For the Quarter Ended:     July 31, 1997

Commission File No. 0-9496
                           ----------------
                          GOLD STANDARD, INC.
                          -------------------

         (Exact name of registrant as specified in its charter)

               Utah                             87-0302579
--------------------------------          ------------------------

(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

Suite 712 Kearns Building, Salt Lake City, Utah          84101
-----------------------------------------------          -----
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (801) 328-4452
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






















                              July 31, 1997

                              July 31, 1997

                            GOLD STANDARD, INC.
                        CONSOLIDATED BALANCE SHEETS
                     July 31, 1997 and October 31, 1996

                                      July 31, 1997         October 31, 1996
                                      -------------         ----------------
                                       (Unaudited)
          ASSETS
          ------
CURRENT ASSETS
     Cash and cash equivalents        $   4,869,833           $   6,078,321
     Accrued interest                           324                   7,123
     Prepaid expenses                        10,389                   6,579
                                      -------------           -------------
          TOTAL CURRENT ASSETS            4,880,546               6,092,023

PROPERTY AND EQUIPMENT
     Equipment and leasehold
       improvements                         182,722                 197,568
                                      -------------           -------------
                                            182,722                 197,568
OTHER ASSETS
     Securities available for sale          283,407                 244,034
     Deferred offering costs                 90,997                  77,954
     Deposits                                   740                     690
                                      -------------           -------------
                                            375,144                 322,678
                                      -------------           -------------
                                      $   5,438,412           $   6,612,269
                                      =============           =============

          LIABILITIES AND EQUITY
          ----------------------
CURRENT LIABILITIES
     Accounts payable - trade         $      52,473           $      87,344
     Accrued liabilities                        678                   1,103
     Income tax payable                         100                     300
                                      --------------          --------------
          TOTAL CURRENT LIABILITIES          53,251                  88,747

LONG-TERM LIABILITIES
     Deferred liabilities                    61,000                  61,000
                                      --------------          --------------
          TOTAL LIABILITIES                 114,251                 149,747

MINORITY INTEREST                              -                    101,902

STOCKHOLDERS' EQUITY
     Common stock                            18,698                  18,698
     Additional paid-in capital on       13,515,927              13,515,927
     Unrealized holding gain (loss)
       on securities available for
       sale                                  29,987                 (20,888)
     Accumulated deficit                 (8,240,451)             (7,153,117)
                                      --------------          --------------
          TOTAL STOCKHOLDERS' EQUITY      5,324,161               6,360,620
                                      --------------          --------------
                                      $   5,438,412           $   6,612,269
                                      ==============          ==============

                            GOLD STANDARD, INC.
                        CONSOLIDATED INCOME STATEMENT
          Three and six month periods ended July 31, 1997 and 1996

                            Three months ended         Nine months ended
                                 July 31,                  July 31,
                          -----------------------   -----------------------
                             1997         1996         1997         1996
                          ----------   ----------   ----------   ----------
                         (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
INCOME FROM OPERATIONS
     Royalty income       $    -       $    -      $     -       $ 339,726

EXPENSES
     Depreciation            12,547       11,116       37,640       25,893
     Leasehold exploration
     and carrying cost      312,529      194,967    1,023,396      398,276
     General and administrative:
       Legal                  1,428       17,093       10,148       32,499
       Other                 71,037      103,278      272,355      278,555
                          ----------   ----------  -----------   ----------
          NET LOSS FROM
           OPERATIONS      (397,541)    (326,454)  (1,343,539)    (395,497)

OTHER INCOME (EXPENSES)
     Interest income         58,682       55,462      175,773      105,515
     Gain (loss) on disposal
       of assets               -          10,200       (9,969)     310,200
     Gain (loss) from
       investments             -        (194,688)     (11,503)      41,494
                          ----------   ----------  -----------  -----------
                           (338,859)    (455,480)  (1,189,238)      61,712

NET LOSS MINORITY INTEREST     -            -         101,902         -
                          ----------   ----------  -----------  -----------
NET INCOME (LOSS)         $(338,859)   $(455,480) $(1,087,336)  $   61,712
                          ==========   ========== ============  ===========
Net income (loss) per
  common share            $   (0.02)   $   (0.03) $     (0.06) $     0.01

                            GOLD STANDARD, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
          Three and six month periods ended July 31, 1997 and 1996

                             Three months ended         Nine months ended
                                   July 31,                  July 31,
                            -----------------------   -----------------------
                              1997          1996         1997         1996
                            ---------    ----------   ----------   ----------
                           (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
CASH USED IN OPERATING
 ACTIVITIES
  Net income (loss)         $(338,859)   $(455,480)  $(1,087,336) $   61,712
  Add (deduct) adjustments
     to cash basis:
       Depreciation            12,547       11,116        37,640      25,893
       Services provided
         in exchange for
         stock                   -          25,000          -         25,000
       Net investment
         (gains) losses          -         204,918        11,503      28,647
       Gain (loss) on sale
         of                      -         (10,200)         -       (310,200)
       Net loss - minority
         interest                -            -         (101,902)       -
       Decrease (increase) in:
         Accounts receivable     -         (12,321)         -        114,398
         Accrued interest       6,362         -            6,799        -
         Prepaid expenses      (1,491)      (1,130)       (3,810)      1,975
         Deposits                -            -              (50)       -
         Deferred costs        (2,012)      (6,890)      (13,043)    (10,597)
       Increase (decrease) in:
         Accounts payable      (4,606)       2,746       (34,870)     (4,968)
         Accrued liabilities     -           1,690          (625)      2,011
                           -----------   ----------  ------------ -----------
          NET CASH USED IN
            OPERATING
            ACTIVITIES       (328,059)    (240,551)   (1,185,694)    (66,129)

CASH USED IN INVESTMENT
  ACTIVITIES
     Equipment purchased         -         (88,203)      (50,262)    (89,261)
     Disposal of assets          -            -           27,468        -
     Proceeds from sales of
       trading securities        -          37,525          -        293,802
     Purchase of options         -            -             -       (308,300)
     Bonuses on sales of
       assets                    -            -         (100,000)

          NET CASH USED IN
            INVESTMENT
            ACTIVITIES           -         (50,678)      (22,794)   (203,759)
                           -----------   ----------  ------------ -----------

CASH PROVIDED BY FINANCING
   ACTIVITIES
     Issuance of stock
       warrants                  -       4,100,000          -      4,287,500
                           -----------  -----------   ----------- -----------
          NET CASH PROVIDED
            BY FINANCING
            ACTIVITIES           -       4,100,000          -      4,287,500

NET INCREASE (DECREASE)
  IN CASH                    (328,059)   3,808,771    (1,208,488)  4,017,612

CASH BALANCE AT BEGINNING
  OF PERIOD                 5,197,892    2,674,821     6,078,321   2,465,980
                           -----------  -----------   ----------- -----------
CASH BALANCE AT END
  OF PERIOD                $4,869,833   $6,483,592    $4,869,833  $6,483,592
                           ===========  ===========   =========== ===========

                             GOLD STANDARD, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      July 31, 1997 and October 31, 1996
                                 (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

     The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

Financial Statements
--------------------
     The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 1996, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at July 31, 1997, have been made. All such adjustments were of a normal, recurring nature.

Principles of Consolidation
---------------------------
     The accompanying consolidated financial statements at July 31, 1997 include the accounts of Gold Standard, Inc., its wholly owned subsidiaries, Gold Standard South and Gold Standard Minas, and a 64.4% owned subsidiary, Big Pony Gold. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany transactions are eliminated. Information for 1996 includes the accounts of a wholly owned subsidiary, Kellwood Enterprises, Ltd. This company was dissolved during the current period and all assets disposed of.

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

Investment in Mining Properties
-------------------------------
     Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are either put into production, sold or abandoned. As of July 31, 1997 there were no geological areas under production.

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

     During the period February 1, 1996 to April 30 1997, the Company realized gains on the sale of this stock in the amount of $107,436. At July 31, 1997, the remaining 49,000 shares with a cost of $4.00 per share were valued at $4.64 per share.

NOTE 3 - EXCHANGE TRADED OPTIONS
--------------------------------

     The Company has invested in options to purchase gold. The options expire in May 1998. Through July 31, 1997 the Company has recorded a cumulative realized loss related to these instruments of $301,300.

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

NOTE 5 - MINING PROPERTIES
--------------------------

     The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in Western Utah, Southern Uruguay, Brazil and other South American locations. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see Note 1). The Company's leasehold exploration and carrying expenses for the nine month period ended July 31, 1997 are summarized as follows:

                      Uruguay               $  402,584
                      Brazil                   599,520
                      Other South America        9,436
                      United States             11,856
                                            ----------
                      Total                 $1,023,396
                                            ==========

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

     The Company's stock purchase warrants outstanding as of July 31, 1997, are summarized as follows:
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

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

     The Company has funded the majority of the operations of its subsidiaries Big Pony Gold, Gold Standard South, and Gold Standard Minas with unsecured non-interest bearing long term cash advances. As of July 31, 1997 the Company had receivables from these companies of $427,748, $513,695, and $1,234,554 respectively. All intercompany transactions have been eliminated in consolidation.

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

NOTE 10 - INCOME TAX
--------------------

     The amounts and expiration dates of net operating loss carryforwards and investment tax credits at July 31, 1997 are detailed in the following summary:

                             Federal          State
                         Net Operating    Net Operating    Invest.
      Expiration Date         Loss             Loss       Tax Credit
     -----------------   -------------    -------------   ----------
     December 31, 1996   $      --        $   216,911     $      270
     October 31, 1997           --            569,296            --
     October 31, 1998           --             15,927            --
     October 31, 1999           --            674,075            --
     October 31, 2001           --            184,956            --
     October 31, 2003     1,477,109           467,153            --
     December 31, 2003        1,391               --             --
     October 31, 2004       675,277               --             --
     December 31, 2004      332,153               --             --
     October 31, 2005     1,106,261               --             --
     December 31, 2005      408,740               --             --
     October 31, 2006       762,506               --             --
     October 31, 2007       568,726               --             --
     October 31, 2008        16,027               --             --
     October 31, 2009       673,421               --             --
     October 31, 2010       185,357               --
     October 31, 2011       467,553               --             --
                         ----------       -----------      ---------
                         $6,674,521       $ 2,128,318      $     296
                         ==========       ===========      =========

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

     The lawsuit against the other defendants went to trial in July 1993. Following a seven week trial the jury returned a verdict in favor of the Company on September 3, 1993, and awarded the Company $404,164,000 in damages. Subsequently, the judge set aside the jury verdict, thereby denying the Company the jury's award. The Company appealed the judge's decision to the Supreme Court of the State of Utah. On January 11, 1996, the Supreme Court announced its decision to uphold the trial judge's directed verdict for the defendants in the case. As a result of the unsuccessful appeal, the Company must pay approximately $48,000 in court costs. These costs have been accrued in the July 31, 1997 financial statements.

     In May 1996 the Company was notified that a Writ of Reconsideration filed with the Utah Supreme Court was denied. The Company has decided to no longer continue its efforts in the lawsuit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         --------------------------------------------------------------------

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

     The Registrant had no operating revenue during the nine month period ended July 31, 1997 and had no properties under production. The Registrant does not expect to generate operating revenue from any of its properties during 1997. The Registrant's operating activities have been solely exploration related and have been concentrated on their Uruguay, Brazil, and western Utah properties. Exploration related expenses for the three and nine month periods ended July 31, 1997 were $312,529 and $1,023,396 ($194,967 and
$398,276 for the three and nine month periods ended July 31, 1996). Exploration costs incurred during the nine month period ended July 31, 1997 are summarized as follows:

                    Uruguay               $  402,584
                    Brazil                   599,520
                    Other South America        9,436
                    Utah                      11,856
                                          ----------
                                          $1,023,396
                                          ==========

     Exploration expenses have been significantly higher in 1997 than in 1996 because of the Registrant's increased activity in its properties in Brazil and Uruguay. The Registrant is currently working on funding for the Uruguay properties through it's subsidiary, Big Pony Gold.

     The Registrant's general and administrative expenses, excluding legal expenses totaled $71,037 and $272,355 for the three and nine month periods ended July 31, 1997 ($103,278 and $278,555 for the three and nine month periods ended July 31, 1996). The two most significant general and administrative expense categories during the nine month period ended July 31, 1997 were (a) professional and consulting fees ($82,409) and (b) wages and
salaries ($104,096).   The balance of general and administrative expenses
includes office supplies and expenses, office rent, travel, etc.

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

     Expenses in the remaining three months of 1997 should remain close to the 1996 level. In the short term, the Registrant has sufficient cash reserves to fund operations. In the long-term it will look to the issuance of additional equity capital and increased production from its properties.

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

                     PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.  Not Applicable

ITEM 2.     CHANGES IN SECURITIES.  Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            No items were presented for a vote of security holders during the period ended July 31, 1997.

ITEM 5.     OTHER INFORMATION.  Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  List of Exhibits

            27.0     Financial Data Schedule

       (b)  Reports on Form 8-K

            Not Applicable



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Gold Standard, Inc.

Date     September 13, 1997           By:/s/ Scott L. Smith