Form 10-K
period 1997-10-31
GOLD STANDARD INC
filed 1998-02-17
CIK 42136

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Fiscal Year Ended October 31, 1997 Commission File No. 0-9496
                          ----------------                     -------

                            GOLD STANDARD, INC.
                            -------------------

         (Exact name of registrant as specified in its charter)

               Utah                                 87-0302579
 -------------------------------                 ---------------
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification No.)


Suite 712 Kearns Building, Salt Lake City, Utah          84101
-----------------------------------------------        ---------
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (801) 328-4452
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 31, 1997, the aggregate market value of Registrant's Common Stock, par value $.001 per share, held by non-affiliates of Registrant was approximately $14,581,568.

As of the close of the period covered by this report there were outstanding 18,697,500 shares of Registrant's common stock, $.001 par value per share.

                              PART I

ITEM 1:  BUSINESS.
         ---------

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

     In the 1994-1995 period, Registrant initiated a large land acquisition (mineral rights) program in the country of Brazil.
Offices were established and staffed in the city of Curitiba in the state of Parana. Operations are carried on through a wholly-owned Brazilian subsidiary company, Gold Standard Minas, S.A. Presently this company has approximately 40 employees consisting of senior and junior geologists, technicians, prospectors, clerical and laborers.
Gold Standard Minas, S.A. is presently involved in active exploration programs in the Brazilian states of Mato Grasso, Rondonia, Amazonas and Santa Catarina. During 1996 Registrant sold its claims covering potential diamond ground it held in Brazil to American Mineral Fields of Hope, Arkansas (AMZ-TSE)("AMZ"). Registrant received 100,000 shares of AMZ common stock and retained a 2% royalty on the properties. 25,000 of these shares were disbursed to the three geologists that assisted in the acquisition and the sale of the claims. During 1996, Registrant sold 26,000 shares of AMZ common stock. Registrant still holds 49,000 shares of AMZ common stock.

     Registrant holds a 40% participating interest in a joint venture property in Southern Uruguay known as the San Juan Hills property. Registrant's joint venture partner, Rea Gold Corporation ("Rea Gold"), has been funding exploration activities on this property. Mining from one defined deposit in this joint venture (the San Carlos deposit) commenced in early 1995. After generating approximately $825,000 of royalty revenue for Registrant through early 1996, production ceased when all known reserves for the property were depleted.

     Except for the activities described herein, Registrant has not engaged in any material business transactions during the fiscal year ended October 31, 1997. Further, except as otherwise described herein, no material expenditures have occurred during the Registrant's last three (3) fiscal years for research and development activities, nor has compliance with federal, state and local environmental laws and regulations resulted in a material effect on the capital expenditures, earnings or competitive position of Registrant or its subsidiaries. Most of the time of Registrant's president is spent on Registrant's activities. In addition to the president, Registrant has forty (40) full-time employees.


ITEM 2:  PROPERTIES.
         -----------

     The Country of Brazil
     ---------------------

     Registrant, through its 100% owned subsidiary company Gold Standard Minas, S.A., in 1994 and 1995 acquired mineral rights to
1.5 million acres with priority and another one million acres appli-cation in the country of Brazil. These properties were selected by Registrant's geologists and were considered to be highly prospective for gold. The huge land position has been pared down to 87 parcels in granted or priority status totaling 1,441,265 acres. These claims are located in states of Gois, Mato Grosso, Amazonas and Rondonia.

     The properties are in the initial stages of development. Generalized reconnaissance including rock sampling, stream sediment, soil geochemistry, ground geophysics and geologic mapping are being conducted at this time. Current project areas undergoing detailed investigation by Registrant's geologists, technicians and prospectors include Novo Brazil and NE Goias in the state of Goias; Cachimbo and Apui in Mato Grosso state; and Colorado in the state of Rondonia. Registrant maintains fully computerized offices in Curitiba, Parana. An additional office is located in Coromandel, Minas Gerais for Gold Standard Minas, S.A., Registrant's landman. All full time employees are Brazilian.


     During fiscal year 1997, Registrant engaged in mineral exploration in Brazil. Gold deposits discovered on Registrant's property in Mato Grosso state have thus far not revealed sufficient continuity to justify development at the present time given current low gold prices. Exploration activities in Brazil will continue in 1998.

     The Country of Uruguay
     ----------------------

     During 1987, Registrant began application for prospecting rights in the country of Uruguay. Acquisition of properties continued for the next three years. In 1988 Registrant acquired from third parties a large property position and placed these properties in a 50% owned subsidiary company, Big Pony Gold, Inc., a Utah corporation (PONY NASDAQ.EBB). In September of 1988, Registrant entered into a joint venture on a portion of its properties referred to as the San Juan
Hills with Compania Minera San Jose (St. Joe Minerals), a wholly owned subsidiary of Bond International Gold (BIG-NYSE) ("BIG"). Subsequently, BIG was acquired by Lac Minerals ("Lac"). Lac sold Compania Minera San Jose to American Resources Corporation ("American Resources"). American Resources was merged into Rea Gold (REO-ASE) in 1996. Rea Gold is the present joint venture partner of Registrant on the 120,000 acre San Juan Hills area. The joint venture agreement states that Rea Gold, the operator of the joint venture, is responsible for payment of 100% of the exploration costs to earn a 60% equity interest in the joint venture, with Registrant retaining the remaining 40%. During the years 1995 and 1996, Rea Gold developed and operated the San Carlos deposit, a small but high grade gold mine on the joint venture's properties. Registrant chose to forgo its 40% equity interest in the San Carlos deposit in return for a 20% royalty interest. Proceeds garnered from this operation amounted to approximately $825,000 to the Registrant. All known reserves on this property have been depleted, and no mining or exploration activities on the property are anticipated during 1998.
REA Gold and Registrant have terminated their joint venture, and Registrant retains a six-man crew consisting of a geologist, a technician, a landman and laborers at the property.

     Registrant's properties in Uruguay are currently held in Registrant's 64% owned subsidiary company, Big Pony Gold. The properties in the San Juan Hills area under joint venture with Rea Gold are held by Registrant's Uruguay corporation, Gondol, S.A., while the properties under the control of Big Pony Gold are held by its subsidiary, Tormin, S.A. ("Tormin"). The property position of Tormin is approximately 378,000 acres of prospecting permits located north of Montevideo. Big Pony Gold has a fully equipped exploration office in the town of Trinidad with attendant automotive and geophysical equipment. The office is staffed with three geologists, a draftsman, a bookkeeper and local laborers.

     The Country of Paraguay
     -----------------------

     During the period ended October 31, 1997, Registrant conducted a preliminary geologic evaluation in the country of Paraguay. Registrant's geologists believe that a portion of the country's regional geology has been misinterpreted. In the southeastern portion of the country they believe that an area designated as made up of basement rocks is actually a sedimentary basin that can host economic hydrocarbon deposits. Registrant has been granted an exclusive prospection permit for oil and gas by the government covering the area. This area is referred to as the Pilar basin and the permit encompasses 3,447,500 acres (5,387 square miles).

ITEM 3:  LEGAL PROCEEDINGS.
         ------------------

     There are no material legal proceedings pending against or involving Registrant.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

     Registrant did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended October 31, 1997.


                             PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.
         -------------------------------------------------

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

     Market Prices of Common Stock
     -----------------------------

     The following table sets forth, for the periods indicated, the prices of Registrant's common stock from the Pacific Stock Exchange.

Fiscal              Quarterly                      Sales Prices
 Year                Period                       High       Low
-------           -------------                   -----     -----
1996:             First Quarter                   $5.75     $0.78
                  Second Quarter                   2.09      1.00
                  Third Quarter                    1.44      0.88
                  Fourth Quarter                   1.22      0.69

1997:             First Quarter                   $1.94     $1.18
                  Second Quarter                   1.25      0.69
                  Third Quarter                    0.88      0.38
                  Fourth Quarter                   1.13      0.50

     (b) The approximate number of holders of record of each class of equity securities (there being only one class) of Registrant as of October 31, 1997, was as follows:

                                              Approximate Number
                                              of Record Holders
          Title of Class                    as of October 31, 1997
          --------------                    ----------------------
     Common Stock Non-assessable
     $.001 par value per share                       2,175

     (c) Registrant has not declared or paid any dividends with respect to its common stock during the past two years. Registrant has no present intention to pay any such dividends in the foreseeable future due to its limited financial resources and the desire of Registrant's management to reinvest most of whatever revenue it might obtain into additional properties and investments.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------
     The information required by this item is contained in the Financial Statements of Registrant which are attached as a separate section of this report, and are incorporated herein by this reference.

ITEM 9:  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.
         -----------------------------------------------
     There were no developments relevant to this item during Registrant's fiscal year ended October 31, 1997.

                          PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
          -----------------------------------------------
     The following is a listing of the names, ages, office(s) held and terms of office of each director and executive officer of Registrant as of October 31, 1997, including offices held with Registrant.

Name of Director/                           Offices Held in   Director
Executive Officer                    Age       Registrant      Since
------------------                  -----   ---------------   --------

Scott L. Smith
--------------
For the past five years, the         71     Chairman of the      1972
principal occupation of Mr. Smith           Board, President
has been President and Chief                (Principal Executive
Executive Officer of Registrant.            Officer) and Treasurer
Other than subsidiaries of                  (Principal Financial
Registrant, he does not serve as            Officer and Chief
a director of any other public              Accounting Officer)
corporation with the exception
of Consolidated Trilogy Ventures,
in Vancouver, British Columbia,
Canada.

Bret C. Decker
--------------
For the past five years, the         43     Vice President       1996
principal occupation of
Mr. Decker has been as a
consultant to Registrant and
its subsidiaries.

Charles W. Shannon
------------------
For the past five years, the         81     Secretary            1979
principal occupation of
Mr. Shannon has been a mining
consultant in Salt Lake City,
Utah.  He does not serve as a
director of any other public
corporation.

Gerald L. Sneddon                    67     Director             1996
-----------------
For the past five years, the
principal occupation of Mr.
Sneddon had been Executive

Vice President of MK Gold
Corporation and is presently
a mining engineering
consultant.  Mr. Sneddon is
a director of  Francisco Gold
Corp., in Vancouver, British
Columbia, Canada.

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

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT
--------------------------------------------------

     Section 16 (a) of the Securities and Exchange Act of 1934 requires Registrant's executive officers and directors, and persons who beneficially own more than ten percent (10%) of Registrant's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent (10%) owners are required by applicable regulations to furnish Registrant with copies of all Section 16(a) forms that they file.

     Based solely on a review of the copies of such forms furnished to

Registrant or written representations from certain persons, Registrant believes that during the 1997 fiscal year all filing requirements applicable to its current officers and directors were complied with.


ITEM 11:  EXECUTIVE COMPENSATION.
          -----------------------

Executive Remuneration
----------------------

     The following table sets forth information concerning all cash compensation paid by Registrant for services in all capacities to all directors and executive officers of Registrant as a group during the fiscal year ended October 31, 1997. Registrant has no directors or executive officers whose total cash compensation exceeded $80,000. No director or executive officer of Registrant received any deferred compensation or any compensation other than shown below. Registrant has no plans that will require Registrant to contribute to or to provide pension, retirement or similar benefits to directors or officers of Registrant. No director or executive officer was indebted to Registrant during the 1997 fiscal year or involved in any financial transaction with Registrant.

   Name of Individual or          Capacities in
Number of Persons in Group        which Served      Cash Compensation
---------------------------       --------------    -----------------

All Directors and Executive           Various          $115,000 (1)
Officers as a Group
(Four Persons)

----------------------------
    (1) This amount includes $80,000 paid to Scott L. Smith as salary for serving as president of Registrant during the 1997 fiscal year.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.
          ----------------------------------------
     Registrant has authorized only common shares, par value one mill ($.001) per share, of which 18,697,500 shares were issued and outstanding as of the close of business on October 31, 1997. Warrants to purchase an additional 6,000,000 common shares were outstanding as of the close of business on October 31, 1997. On June 15, 1994, the expiration dates of all outstanding warrants were extended for an additional two years from the then current expiration dates. In June of 1996, the Board of Directors of Registrant extended the expiration date of all existing warrants held by Directors Smith, Clarke and

Shannon and by Marjorie A. Smith for an additional period of three years from the then current expiration date.

     (a) The following table sets forth, as of October 31, 1997, the outstanding common stock of Registrant owned of record or beneficially by each person who owned of record, or was known by Registrant to own beneficially, more than five percent (5%) of Registrant's common stock. The percentage ownership figures assume that all of the warrants of the person or entity identified have been exercised, but that no other warrants of any other person or entity have been exercised.

                                               Approximate
    Name and                  Type of      Amount       Percent
    Address                  Ownership     Owned        of Class
    --------                 ---------   ---------      --------

    FCMI Financial           Record and  4,039,000 (1)  19.42% (1)
    Corporation              Beneficial
    347 Bay Street
    Second Floor
    Toronto, Ontario (Canada)

    Scott L. Smith           Record and  1,375,100 (2)   7.16% (2)
    4931 Marilyn Drive       Beneficial
    Salt Lake City, Utah

    Continental Casualty     Record and  2,650,000 (3)  13.24%
      Company                Beneficial
    c/o Sun Valley Gold
      Company
    620 Sun Valley Road
    Sun Valley, Idaho   83353

    Odyssey Partners, L.P.   Record and  1,030,000 (4)   5.36%
    c/o Sun Valley Gold      Beneficial
      Company
    620 Sun Valley Road
    Sun Valley, Idaho  83353

    Sun Valley Gold          Record and  1,710,000 (5)   8.75%
    International, Ltd.      Beneficial                    ----
    c/o Sun Valley Gold
     Company
    620 Sun Valley Road
    Sun Valley, Idaho  83353
----------------------------
(1) On July 18, 1988, Registrant announced that FCMI Financial Corporation, a Toronto, Canada financial resources company, had completed a $2,500,000 investment in Registrant. Under the terms of the transaction, when the market price of Registrant's stock was $2.25 per share, FCMI purchased 1,000,000 shares of the common stock of Registrant at $2.25 per share; FCMI received seven-year warrants to purchase 750,000 shares of the common stock of Registrant at $2.75 per share; and Registrant received five-year warrants (which expired in July of 1993) to purchase 350,000 FCMI Financial Corporation Class A Shares at $4.00 (Cdn) per share, which then had a market price of $2.50 (Cdn) per share. In June of 1991, the Board of Directors of Registrant reduced the exercise price on all outstanding warrants of Registrant, including the aforesaid warrants, by $0.50 per share, as more fully discussed in the preceding footnote. In June of 1991, FCMI bought warrants to purchase 500,000 shares of the common stock of Registrant from 321264 B.C. Ltd. and exercised said warrants. In March of 1992, when the market price of Registrant's stock was $0.75 per share, FCMI paid the Registrant $100,000 to purchase warrants expiring on March 31, 2001, which entitled FCMI to purchase an additional 1,000,000 shares of common stock of Registrant at an exercise price of $0.75 per share. On February 22, 1996, FCMI exercised 250,000 of the 1992 warrants, leaving 750,000 unexercised 1992 warrants. FCMI purchased 600,000 shares of common stock of Registrant and 600,000 warrants in May of 1996. In addition to the foregoing, FCMI purchased 119,500 shares of Registrant's stock prior to July of 1988 from a third party, 30,000 of which have previously been sold by FCMI.

(2) This amount includes 175,100 shares and 100,000 warrants to purchase common stock owned directly by Mr. Smith's wife (the terms of the warrants being described in the following paragraph). As of June 30, 1987, when the market price of Registrant's stock as $3.30 per share, the Board of Directors of Registrant issued to Scott L. Smith, Registrant's president, warrants entitling him to purchase up to 500,000 shares of the common stock of Registrant at $1.75 per share at any time on or before June 30, 1992 (subsequently extended by the Registrant to June 30, 1996). The issuance of those warrants to Mr. Smith was in connection with a $5,000,000 equity financing program with a private Canadian group announced by Registrant on June 24, 1987, discussed in note "2" below. As of the date of this report, all of such warrants were still outstanding and Mr. Smith had not exercised the right to purchase any of the shares of Registrant's common stock represented by such warrants. In fiscal year 1990, Mr. Smith transferred 100,000 of such warrants to his wife. On June 15, 1991, the Board of Directors of Registrant reduced the exercise price on all outstanding warrants of Registrant, including the aforesaid warrants, by $0.50 per share, when the market price of Registrant's stock was $1.30 per share. The reduction in the exercise price was made because of the market devaluation of Registrant's stock, and Registrant's hope that a reduction in the warrant exercise price would encourage the holders of the warrants to exercise such warrants.

(3) In May of 1996, Continental Casualty Company purchased 1,325,000 shares of Registrant's common stock, and warrants to purchase an additional 1,325,000 shares. The warrants are exercisable at $1.50 per share, and expire on May 10, 1999.

(4) In May of 1996, Odyssey Partners, L.P. purchased 515,000 shares of Registrant's common stock, and warrants to purchase an additional
515,000 shares. The warrants are exercisable at $1.50 per share, and expire on May 10, 1999.

(5) In May of 1996, Sun Valley Gold International, Ltd. purchased 855,000 shares of Registrant's common stock, and warrants to purchase an additional 855,000 shares. Registrant's stock was $1.125 per share. The warrants are exercisable at $1.50 per share, and expire on May 10, 1999.

     (b) The following table sets forth, as of October 31, 1997, the shares of common stock of Registrant beneficially owned by the manage-ment of Registrant, including all directors and officers individually, and by all directors and officers of Registrant as a group. The percentage ownership figures assume that all of the warrants of the person identified have been exercised, but that no other warrants of any other person or entity have been exercised.

     Name of              Amount and Nature of           Percentage
Beneficial Owner          Beneficial Ownership            of Class
----------------          --------------------           -----------

Scott L. Smith
(Director)                    1,375,100 (1)                 7.16% (1)

Charles W. Shannon
(Director)                       90,000 (2)

Bret C. Decker                   50,000 (3)                 0.27%
(Director)

Gerald R. Sneddon                     0                        0%
(Director)

All Directors and
Officers as a Group
(Four Persons)(2)             1,515,100                     7.85%

----------------------------
(1) See Note (1) under Item 12(a).

(2) This amount includes warrants entitling Mr. Shannon to purchase up to 50,000 shares of the common stock of Registrant at $1.25 per per share at any time on or before January 18, 2001.

(3) This amount includes warrants entitling Mr. Decker to purchase up to 50,000 shares of the common stock of Registrant at $1.00 per share at any time on or before January 19, 1998. These warrants expired on January 19, 1998.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------
     There are no relationships or transactions concerning Registrant which are required to be reported by it pursuant to this Item.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.
          -------------------------------------------
     (a) The following documents are filed as a part of this Report:

         1 and 2. Financial Statements and Financial
                  Statement Schedules.
                  ----------------------------------
                    The Financial Statements and Financial Statement Schedules filed as part of this Report are listed on pages 19-39.

         3.       Exhibit Index.
                  --------------
                    In accordance with Item 601 of Regulation S-K, each
                    exhibit is listed here.

                Exhibit 11. Statement of Computation of Per Share
                            Earnings, Page 40.

		Exhibit 27. Financial Data Schedule, Page 50

     (b) There were no Current Reports on Form 8-K filed by Registrant during the last quarter of the period covered by this report.

     (c) See Item 14(a)3 for a listing of exhibits to this Report.

     (d) Not applicable.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securi-ties Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 1998              GOLD STANDARD, INC.


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



Date: February 14, 1998              By /s/ Scott L. Smith
                                        ------------------------------
                                        Scott L. Smith, Director
                                        Principal Executive Officer,
                                        Principal Financial Officer,
                                        and Chief Accounting Officer



Date: February 14, 1998              By /s/ Bret C. Decker
                                        ------------------------------
                                        Bret C. Decker, Director



Date: February 14, 1998              By /s/ Charles W. Shannon
                                        ------------------------------
                                        Charles W. Shannon, Director


Date:           , 1998               By
     -----------
                                        ----------------------------
                                        Gerald L. Sneddon, Director

                               EXHIBIT INDEX

     The following Exhibit is attached hereto or incorporated herein by reference as indicated in the table below.

Exhibit       SEC                              Location or
  No.     Reference No.   Title of Document      Page No.      Filing
--------  --------------  -----------------    ------------  ---------
11.01          11         Computation of Net        40       Form 10-K
                          Income (Loss) per
                          (current) Common Share

27             27         Financial Data Schedule   50       Form 10-K

                  Gold Standard, Inc. and Subsidiaries
                   CONSOLIDATED FINANCIAL STATEMENTS
                       October 31, 1997 and 1996

                        TABLE OF CONTENTS

                                                             Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS           18
CONSOLIDATED BALANCE SHEETS                                  19-20
CONSOLIDATED STATEMENTS OF OPERATIONS                        21-22
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY              23-24
CONSOLIDATED STATEMENTS OF CASH FLOWS                        25-27
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   28-39

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Gold Standard, Inc.

We have audited the accompanying consolidated balance sheets of Gold Standard, Inc. and Subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended October 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gold Standard, Inc. and Subsidiaries as of October 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years ended October 31, 1997, 1996, and 1995 in conformity with generally accepted accounting principles.
Salt Lake City, Utah
January 24, 1998

                        FINANCIAL STATEMENTS
                 Gold Standard, Inc., and Subsidiaries

                   CONSOLIDATED BALANCE SHEETS
                           October 31,
                              ASSETS
                                                  1997         1996
                                               ------------ -----------
CURRENT ASSETS
   Cash and cash equivalents                   $ 3,231,441  $ 6,078,321
   Certificates of deposit                       1,197,222          -
   Accrued interest                                  9,039        7,123
   Prepaid expenses                                  6,844        6,579
                                               ------------ -----------
       Total current assets                      4,444,546    6,092,023
                                               ------------ -----------
PROPERTY AND EQUIPMENT, at cost
   Furniture and equipment                         120,718       92,356
   Transportation equipment                        255,069      271,755
   Leasehold improvements                            3,200        3,200
                                               ------------ -----------

                                                   378,987      367,311

   Less accumulated depreciation and amortization (172,522)    (169,743)
                                               ------------ -----------
                                                   206,465      197,568
                                               ------------ -----------
OTHER ASSETS
   Securities available for sale                   252,998      244,034
   Deferred offering costs                            -          77,954
   Deposits                                          3,404          690
                                               ------------ -----------
                                                   256,402      322,678
                                               ------------ -----------
                                               $ 4,907,413  $ 6,612,269
                                               ============ ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Trade accounts payable                       $    85,890  $    87,344
   Accrued liabilities                               29,434        1,103
   Income taxes payable                                 300          300
                                                ------------ -----------
       Total current liabilities                    115,624       88,747
                                                ------------ -----------
LONG-TERM OBLIGATIONS
   Deferred liability                                  -          61,000
                                                ------------ -----------
MINORITY INTEREST                                      -         101,902
                                                ------------ -----------
STOCKHOLDERS' EQUITY
   Common stock - authorized 100,000,000
       shares of .001 par value; issued, and
       outstanding 18,697,500 shares in
       1997 and 1996                                18,698       18,698
   Additional paid-in capital                   13,515,927   13,515,927
   Unrealized holding gain (loss) on
       securities available for sale                 6,149      (20,888)
Accumulated deficit                             (8,748,985)  (7,153,117)
                                               ------------ -----------
                                                 4,791,789    6,360,620
                                               ------------ -----------
                                               $ 4,907,413  $ 6,612,269
                                               ===========  ===========



















     The accompanying notes are an integral part of these statements.

               Gold Standard, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended October 31,
                                        1997         1996       1995
REVENUE
   Royalties                       $       -    $   339,726 $   485,624
   Gain on sale of property
       rights and equipment               -         310,200         -
                                   ----------- ------------- -----------
                                           -        649,926     485,624
                                   ----------- ------------- -----------

EXPENSES
   General and administrative
       Legal                           118,975       34,306     343,398
       Other                           364,642      360,354     290,420
   Leasehold exploration and
    carrying costs                   1,357,066      719,276     320,022
   Depreciation and amortization        55,118       40,786      22,163
                                   ----------- ------------- -----------

                                     1,895,801    1,154,722     976,003
                                   ----------- ------------- -----------
       Net loss from operations     (1,895,801)    (504,796)   (490,379)

OTHER INCOME (EXPENSE)
   Interest income                     226,713      177,689     120,443
   Loss from investments               (18,503)    (137,441)   (315,500)
   Loss on disposal of equipment        (9,969)        -           -
                                   ------------ ------------ -----------

                                       198,241       40,248    (195,057)
                                   ------------ ------------ -----------
       Net loss before income taxes (1,697,560)    (464,548)   (685,436)

INCOME TAX EXPENSE                         210          300         300
                                   ------------ ------------ -----------
                                    (1,697,770)    (464,848)   (685,736)

NET LOSS - MINORITY INTEREST           101,902       87,098        -
                                   ------------ ------------ -----------

NET LOSS                           $(1,595,868) $  (377,750) $ (685,736)
                                   ============ ============ ===========

NET LOSS PER COMMON SHARE          $      (.09) $      (.02) $     (.05)
                                   ============ ============ ===========

NET LOSS PER COMMON SHARE
      Primary                      $      (.09) $      (.02) $     (.05)
                                   ============ ============ ===========

      Fully diluted                $      (.09) $      (.02) $     (.05)
                                   ============ ============ ===========






























      The accompanying notes are an integral part of these statements.

               Gold Standard, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended October 31,

                                    1997        1996         1995
                                 -----------  -----------  -----------
Common stock
  Balance beginning of period   $    18,698   $   14,848   $   14,694
    Stock warrants exercised
    (250,000 in 1996; 153,500
    in 1995)                           -             250          154
    Proceeds from sale
      of stock                         -           3,600         -
                                 -----------  -----------  -----------
      Balance end of period          18,698       18,698       14,848
                                 -----------  -----------  -----------
Additional paid-in capital
  Balance beginning of period    13,515,927    9,396,277    9,159,931
  Stock warrants exercised             -         187,250      236,346
  Proceeds from sale of stock          -       3,596,400         -
  Proceeds from sale of
    subsidiary stock                   -         336,000         -
                                 -----------  -----------  -----------

      Balance end of period      13,515,927   13,515,927    9,396,277

Cumulative translation
  adjustment
  Balance beginning of period          -            -        (122,543)
  Net change                           -            -         122,543
                                 -----------  -----------  -----------

      Balance end of period            -            -            -
                                 -----------  -----------  -----------
Unrealized holding gain
  (loss) on mortgage-backed
  securities
  Balance beginning of period          -            -         128,965
  Net change                           -            -        (128,965)
                                 -----------  -----------  -----------

      Balance end of period            -            -            -
                                 -----------  -----------  -----------

Unrealized holding gain
  (loss) on securities
  available for sale                  6,149      (20,888)        -
                                 -----------  -----------  -----------

Accumulated deficit
  Balance beginning of period    (7,153,117)  (6,775,367)  (6,089,631)
  Net loss                       (1,595,868)    (377,750)    (685,736)
                                 -----------  -----------  -----------

      Balance end of period      (8,748,985)  (7,153,117)  (6,775,367)
                                 -----------  -----------  -----------
                                 $4,791,789   $6,360,620   $2,635,758
                                 ===========  ===========  ===========































     The accompanying notes are an integral part of these statements.

               Gold Standard, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended October 31,

                                          1997        1996        1995
                                      ----------- ----------- ----------
Increase (decrease) in cash
 and cash equivalents
Cash flows from operating activities:
 Net loss                           $(1,595,868)$  (377,750)$  (685,736)
 Adjustments to reconcile net
  loss to net cash and cash
  equivalents used in operating
  activities:
   Depreciation and amortization         55,118      40,786      22,163
   Gain on sale of property rights         -       (310,200)       -
   Loss on disposal of equipment          9,969        -           -
   Loss from investments                 18,503        -           -
   Write-off of deferred offering
    costs                                77,954        -           -
    Write-off of deferred liability     (61,000)       -           -
    Minority interest                  (101,902)       -           -
Decrease (increase) in assets:
 Receivables                               -        133,764    (133,764)
 Accrued interest                        (1,916)     (7,024)     27,414
 Prepaid expenses                          (265)     (1,461)       (142)
Increase (decrease) in liabilities:
 Trade accounts payable                  (1,454)     28,948     (99,044)
 Accrued liabilities                     28,331         537          (4)
                                     ----------- -----------  ----------

  Net cash used in
    operating activities             (1,572,530)   (492,400)   (869,113)
                                     ----------- -----------  ----------

Cash flows from investing activities:
 Sale of investments, net                  -        281,380        -
 Proceeds from sale of equipment         17,500      10,200        -
 Decrease (increase) in
  Restricted cash                          -           -         81,036
  Restricted investments                   -           -         20,605
Purchase of options                        -       (308,300)       -
Purchase of securities                     (430)       -           -
Purchase of certificate of deposit   (1,197,222)       -           -
Property and equipment purchased         91,484)   (138,294)    (46,714)
Deposits                                 (2,714)        (50)       -
                                     ----------- -----------  ----------

  Net cash provided by (used
    in) investing activities         (1,274,350)   (155,064)     54,927
                                     ----------- -----------  ----------

Cash flows from financing activities:
 Proceeds from stock transactions          -      3,600,000     236,500
 Proceeds from sale of stock
  warrants                                 -        187,500        -
 Deferred offering costs                   -        (27,695)    (27,017)

 Proceeds from sale of subsidiary
  stock                                    -        500,000        -
                                     ----------- -----------  ----------

   Net cash provided by
     financing activities                  -      4,259,805     209,483
                                     ----------- -----------  ----------

Increase in foreign currency
 adjustments                               -           -        122,543
                                     ----------- -----------  ----------
   Net increase (decrease) in
     cash and cash equivalents       (2,846,880)  3,612,341    (482,160)

Cash and cash equivalents
 at beginning of year                 6,078,321   2,465,980   2,948,140
                                     ----------- ----------- -----------
Cash and cash equivalents
 at end of year                     $ 3,231,441 $ 6,078,321 $ 2,465,980
                                     =========== =========== ===========

Supplemental disclosures of cash flows information
--------------------------------------------------

Cash paid during the year for:
       Interest                     $      -    $      -    $      -
       Income taxes                 $       210 $       300 $       200

Non-cash transactions:

In 1997, the Company had a temporary unrealized holding gain of $27,037 on securities held which are classified as available for sale, which was recorded in equity.

In 1996, property rights were exchanged for stock of a publicly traded company for a net gain to the Company of $300,000.

In 1996, the Company had a temporary unrealized holding loss of $20,888 on securities held which are classified as available for sale, which was recorded in equity.



























 The accompanying notes are an integral part of these statements.

               Gold Standard, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    October 31, 1997 and 1996
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     1.  Principles of Consolidation
         ---------------------------
     The accompanying consolidated financial statements include the accounts of Gold Standard, Inc. (the Company), its subsidiaries, Gold Standard South, Kelwood Enterprises, Ltd., Gold Standard Mines, S.A. and a 64.4% owned subsidiary, Big Pony Gold, Inc. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refer to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany items and transactions are eliminated.

     Gold Standard South, a Utah Corporation, was organized for the purpose of carrying on a property acquisition and gold exploration program in the country of Uruguay. Kelwood Enterprises, Ltd. was a wholly owned Canadian Corporation with no active operations and no material activity during 1997, 1996 or 1995. This entity was liquidated in 1997. Gold Standard Minas was organized for the purpose of carrying on a gold exploration program in the country of Brazil. Big Pony Gold holds certain mineral exploration concessions in Uruguay and is conducting exploration work on those properties.

     The minority interest losses in Big Pony Gold are in excess of the minority interest's equity capital and have, consequently, been charged against the Company's equity. As of October 31, 1997 the Company had absorbed $153,840 in losses attributable to the minority owners in Big Pony Gold, Inc.

     2.  Investment in Mining Properties
         -------------------------------
     Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned. As of October 31, 1997 there were no geologic areas under production.

     3.  Foreign Currency Translation
         ----------------------------
     Substantially all assets and liabilities of the Company's international operations are translated at year end exchange rates and the resulting translation adjustments are recorded directly into a separate component of stockholders' equity. Income and expenses are translated at exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in net loss, except for those relating to intercompany transactions of a long-term investment nature, which are accumulated in stockholders' equity.

     4.  Loss Per Share
         --------------
     Loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period; 18,697,500 in 1997, 16,496,233 in 1996, and 14,808,836 in
     1995. The Company had common stock equivalents outstanding at October 31, 1997, 1996, and 1995 in the form of stock warrants (Notes H and I). These warrants were excluded in the calculations of loss per share during the years ended October 31, 1997, 1996, and 1995 because their inclusion in those calculations would have been anti-dilutive.

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

       Cash, cash equivalents and certificates of deposit: The carrying amounts reported in the statement of financial position approximate fair values because of the short maturities of those instruments.

       Securities available for sale: The fair values of investments are based on quoted market prices for those investments.

     8.  Recently Issued Accounting Standards
         ------------------------------------
     In October 1995, SFAS No. 123, Accounting for Stock-Based
     Compensation was issued. Management adopted this standard effec-tive January 1, 1996, by means of disclosure of the pro forma effect of the compensation components of stock-based compensation (Note I).

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. SFAS No. 128 applies to entities with publicly held common stock or potential common stock will be effective for the Company for the year ended October 31, 1998. Under SFAS No. 128, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Management believes the adoption of SFAS No. 128 will not have a material effect on the financial statements.

     In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, to consolidate existing disclosure requirements. This new standard contains no change in disclosure requirements for the Company. It will be effective for the Company for the year ending October 31, 1998.

     In June 1997 the FASB issued SFAS No. 130, Reporting Comprehensive Income, to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for the year ending October 31, 1998 is not currently anticipated to have a significant impact on the Company's financial statements based on the current financial structure and operations of the Company.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for the year ending October 31, 1998, will require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. It is currently anticipated that this will result in more detailed information in the notes to the Company's consolidated financial statements than is currently required and provided.

     9.  Reclassifications
         ------------------
     Certain amounts in the 1996 financial statements have been reclassified to conform to current year presentation.

NOTE B - SECURITIES AVAILABLE FOR SALE

   In February 1996, the Company entered into a non-monetary transaction exchanging rights to diamond potential properties located in Brazil for 100,000 shares of American Mineral Fields stock which was trading at $4.00 per share. This transaction resulted in a net gain to the Company of $300,000 ($400,000 less $100,000 in stock paid to three geologists as bonuses on the transaction). During 1996 the Company realized gains on the sale of this stock of $152,356. The value of the remaining 49,000 shares has fluctuated resulting in an unrealized holding gain of $6,149 at October 31, 1997.

   The Company has invested in options to purchase gold (Note F). The options expire in May 1998. For the years ended October 31, 1997,
   1996, and 1995,    the Company has recorded a realized loss related
   to these instruments of $18,503, $289,797 and $327,800,respectively.

NOTE C - PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost. Maintenance, repairs, and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in operations. Depreciation and amortization of property and equipment is provided on the straight-line method using the estimated lives as shown below:


                                                       Years
                                                     ---------
          Furniture and equipment                       5-7
          Transportation equipment                       5
          Leasehold improvements                     Lease term

NOTE D - MINING PROPERTIES

   The Company holds directly or through its subsidiaries, mineral and exploration rights to property located in the Dugway region of western Utah, southern Uruguay, and some recently acquired interests in Brazil. All exploration costs associated with these activities during the three years in the period ended October 31, 1997 have been charged to operations as incurred, consistent with the Company's accounting policy (Note A). No development costs have been capitalized on these properties through October 31, 1997.

NOTE E - LONG-TERM OBLIGATIONS

   Long-term debt at October 31, 1997 and 1996, consists of the following:

                                          1997                 1996
                                        --------             --------
   Deferred liability; Deposit
     received from joint
     venture participant for use
     in funding future mine
     reclamation expenses; non-
     interest bearing; refundable
     on unspecified future date
     when reclamation completed       $   -              $   61,000
                                      ===========        ===========

   The liability was eliminated in 1997 due to the completion of the joint venture.

NOTE F - RELATED PARTY TRANSACTIONS

   The Company has invested in gold futures contracts through a brokerage account held by FCMI Financial Corp., a related party.
   FCMI Financial Corp. is a Canadian company which owns approximately 19% of the outstanding stock of the Company as of October 31, 1997. Commissions paid to FCMI were $6,600 and $40,9200 for the years ended October 31, 1996, and 1995 (Note B).

   During the period November 1, 1988 through October 31, 1997, the Company has funded the majority of operations of its partially owned subsidiary, Big Pony Gold, with unsecured, non-interest bearing long-term cash advances. In March of 1996, Big Pony Gold initiated a 3:1 reverse stock split and the Company acquired 750,000 additional shares of its subsidiary through a conversion of $10,000 of debt to equity and the transfer of other assets with a net book value of zero. In addition, 100,000 shares valued at $25,000 were issued to employees of the Company in exchange for services. In May of 1996,

   500,000 shares of Big Pony Gold stock were sold at $1 a share to an outside investor. The issuance of stock for services and sale of stock for cash reduced the Company's percentage ownership of stock from 67.5% to 64.4% (Note G).

   The Company has made unsecured, non-interest bearing, long-term cash advances to all of its subsidiaries to fund exploration projects. Amounts due from the Company's subsidiaries as of October 31, are as follows:

                                 1997          1996          1995
                               --------      --------      --------
     Big Pony Gold             $565,127      $294,000      $140,000
     Gold Standard South        513,832       531,000       667,000
     Gold Standard Minas        661,594       708,000       237,806

   In 1997 the Company converted cash advances to Gold Standard Minas, S.A., to equity in the amount of $817,652. Intercompany advances are eliminated as part of the consolidation.

NOTE G - TRANSACTIONS IN CAPITAL STOCK

   In May and June 1996, Investors purchased 3,000,000 shares of the Company's common stock for $1.00 per share. As part of the transaction, they also received warrants for the purchase of 3,000,000 additional shares (Note H) of the Company's common stock. The exercise price of these warrants is $1.50 per share and the warrants expire in May 1999. The Company realized $3,000,000 from this transaction.

   In May 1996, FCMI purchased 600,000 with warrants shares of the Company's common stock for $1.00 per share. The Company realized $600,000 from this transaction.

   In February 1996, outstanding stock warrants that were issued in March 1992, were exercised by FCMI for the purchase of 250,000 shares of common stock in the Company. The exercise price of these warrants was $.75 per share. The Company realized $187,500 from the transaction.

   In March of 1996, 100,000 shares of Big Pony Gold's common stock were issued to employees for services valued at $25,000. In May 1996, investors purchased 500,000 shares of Big Pony
   Gold's common stock for $1.00 per share (Note F). Because the per share offering price of the stock, exceeded the Company's carrying amount, $336,000 was recorded in the Company's books as paid in capital. As part of the transaction, the investors also received warrants for the purchase of 500,000 additional shares of Big Pony Gold's common stock. The exercise price of these warrants is $1.25 per share and the warrants expire in May 1999. Big Pony Gold realized $500,000 from this transaction. These are the only outstanding warrants for the purchase of Big Pony Gold common stock; and if they were all exercised, proceeds would be $625,000.

NOTE H - STOCK WARRANTS

   In connection with issuance of its common stock, the Company has issued warrants to others for the purchase of additional shares at specified prices in the future. Unexercised warrants aggregate 5,100,000 shares at October 31, 1997. They carry a weighted average price of $1.50 per share and have a weighted average remaining life of 2.4 years.

NOTE I - WARRANTS ISSUED AS COMPENSATION

   The Company has issued compensatory stock warrants to officers, employees and consultants during the course of business. No compensation expense has been recorded for these warrants.

   Reported and proforma net loss and loss per share for the years ended October 31, are as follows:

                                1997          1996          1995
                            ------------    ----------    ----------
     Net loss
       As reported          $(1,595,868)    $(377,750)    $(685,736)
       Pro forma             (1,595,868)     (948,270)     (685,736)

     Loss per share
       As reported                 (.09)         (.02)         (.05)
       Pro forma                   (.09)         (.05)         (.05)

   The pro forma effect on net loss for 1997, 1996 and 1995 may not be representative of the pro forma effect on net income or loss for future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to warrants granted prior to January 1, 1995.

   The weighted-average fair values at date of grant for compensatory warrants granted in 1997, 1996 and 1995 were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields; (ii) expected volatility rates of 104%, 80% and 48% in 1997, 1996 and 1995,respectively,; and (iii) expected weighted average lives of 1.9 years. The weighted-average risk-free interest rate applied was 6.20%.

   Stock warrant activity is summarized as follows:

                               Year ended October 31,
                -----------------------------------------------------
                     1997                1996              1995
                -----------------------------------------------------
                    Weighted           Weighted           Weighted
                    Average            Average            Average
                    Exercise           Exercise           Exercise
                Shares    Price    Shares    Price    Shares    Price
                ------    -----    ------    -----    ------    -----
Warrants
 outstanding
 beginning
 of period      900,000   $1.25    650,000   $1.25    778,000   $1.25
  Granted          -          -    900,000    1.25       -          -
  Exercised        -          -       -          -   (128,000)   1.25
  Canceled or
   expired         -          -   (650,000)   1.25       -          -
                -------   -----   ---------  -----   ---------  -----

Warrants
 outstanding
 and exercis-
 able, end of
 period         900,000   $1.25    900,000   $1.25    650,000   $1.25
                =======   =====    ========  =====    ========  =====

   The following table summarizes information about stock warrants outstanding and exercisable at October 31, 1997:

                                                     Weighted
                                                      Average
                                                     Remaining
                                                    Contractual
     Exercise Price               Shares            Life (years)
     --------------              -------            ------------
        $1.00                    100,000                 .2
         1.25                    700,000                1.8
         1.50                    100,000                4.5
                                 -------                ---
          Total                  900,000                1.9
                                 =======                ===

NOTE J - INCOME TAXES

   The Company has significant net operating loss and net capital loss carryforwards which could give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

   There are no other significant timing differences which arise from recognizing income and expense in different periods for financial and tax reporting purposes. The Company's gross deferred tax asset attributable to the net operating loss and net capital loss carryforwards and the associated valuation allowance are summarized as follows at October 31,:

                                                  1997           1996
                                              -----------    -----------
    Total deferred tax assets
     (based on net operating
     loss carryforward)                       $ 2,609,812   $ 2,604,277

    Less valuation allowance                   (2,609,812)   (2,604,277)
                                              ------------  ------------
    Net deferred tax asset                    $      -      $      -
                                              ============  ============

   The amounts and expiration dates of net operating loss and capital loss carryforwards at October 31, 1997 are detailed in the following summary:

                                Federal         State           Net
   Net Operating             Net Operating   Net Operating    Capital
  Expiration Date                Loss            Loss           Loss
  ---------------           --------------   -------------    -------

  October 31, 1998          $     -          $   15,927       $   -
  October 31, 1999                -             674,075           -
  October 31, 2000                -                -           150,056
  October 31, 2002                -                -            18,503
  October 31, 2003           1,440,772             -              -
  December 31, 2003              1,391             -              -
  October 31, 2004             675,277             -              -
  December 31, 2004            332,153             -              -
  October 31, 2005           1,106,261             -              -
  December 31, 2005            408,740             -              -
  October 31, 2006             762,506             -              -
  October 31, 2007             568,726             -              -
  October 31, 2008              16,027             -              -
  October 31, 2009             673,421             -              -

  October 31, 2010             185,357          185,057           -
  October 31, 2011             241,032          240,932           -
  October 31, 2012             790,574          790,274           -
                            ----------       ----------       --------
                            $7,202,237       $1,906,265       $168,559
                            ==========       ==========       ========

NOTE K - OPERATING AND JOINT VENTURE AGREEMENTS
   During the reporting period, the Company was a party to operating or joint venture agreements. While the terms of the agreements differ, they generally address the funding of exploration activities and subsequent mine development and production activities, should exploration results warrant development. The agreements are summarized as follows:

   1. In 1988 the Company entered into a joint venture agreement for the exploration of certain properties in Southern Uruguay with Compania Minera San Jose S.A. (CMSJ), then a wholly owned subsidiary of Bond International Gold. During 1992 CMSJ was acquired by American Resources, Inc. (ARI) who has continued to drill and explore the property under terms of the joint venture agreement. Pursuant to the agreement, ARI is the project operator and is responsible for 100% of the exploration expenditures. ARI has acquired a 60% interest in the project by funding the project's exploration activities, while the Company has retained a 40% participating interest. In an agreement dated February 22, 1995,the Company's 40% participating interest was replaced with a 20% royalty interest in a parcel of this property known as the San Carlos Mine. Royalties earned under this agreement totaled $339,726 and $485,624 for the years ended October 31,1996 and 1995, respectively. No revenue was generated in 1997 and the agreement has been terminated.

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

NOTE L - COMMITMENTS

   To guarantee future reclamation commitments in Uruguay, the company has obtained a standby letter of credit in the amount of $1,000,000. No amounts have been drawn on this line. The benefits of this letter of credit have been extended to the subsidiary, Big Pony Gold, Inc., and its subsidiary, Tormin S.A. A similar letter of credit under similar terms, in the amount of $100,000 has been obtained to guarantee commitments in Paraguay. No amounts had been drawn against the line as of October 31, 1997.

NOTE M - LITIGATION

   In 1986, the Company filed a lawsuit against American Barrick
   Resources Corporation, Getty Oil Company and Texaco, relative to the Company's interest in the Mercur gold mine located in Tooele County, Utah. The lawsuit alleged breach of contract, breach of fiduciary duty and several other causes of action.

   In April 1993, the Company accepted a net settlement of $4,609,254 from American Barrick Resources Corporation. The lawsuit against the remaining defendants was tried in 1993. On September 3, 1993, the jury returned a verdict in favor of the Company and awarded them $404,164,000 in damages. Subsequently, the judge set aside the jury verdict, denying the Company the jury's award. The Company appealed the judge's decision to the Supreme Court of the State of Utah. On January 11, 1996, the Supreme Court announced its decision to uphold the trial judge's directed verdict for the defendants in the case.
   As a result of the unsuccessful appeal, the Company incurred approxi-mately $48,000 in court costs. These costs were accrued in the 1995 financial statements.

   In May of 1996, the Company was notified that a writ of reconsideration filed with the Utah Supreme Court was denied. The Company has decided not to continue to pursue this lawsuit.

NOTE N - CONCENTRATIONS OF CREDIT RISK

   The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. Uninsured balances totaled $4,160,182 at October 31, 1997.

NOTE O -  SEGMENTAL INFORMATION

   The Company's only activity and, therefore, dominant business segment is gold exploration and development. During the years ended October 31, 1997, 1996 and 1995, the Company, in addition to its U.S. activities, conducted acquisition and exploration activities in Uruguay, Paraguay, and Brazil through its subsidiaries (Note A). A summary of the Company's operations by geographic area at October 31, 1997, 1996 and 1995 and for fiscal years then ended follows:

                        United        South
    1997                States       America    Corporate     Total
-----------------       ------       -------    ---------   ---------
Operating revenue     $    -     $      -      $     -     $      -
Operating loss           (4,954)  (1,539,864)    (350,983)  (1,895,801)
Identifiable assets        -         187,894    4,719,519    4,907,413
Depreciation and
  amortization             -          36,946       18,172       55,118
Capital expenditures       -          44,240       50,262       94,502

                        United        South
    1996                States       America    Corporate     Total
-----------------       ------       -------    ---------   ---------
Operating revenue     $    -     $   339,726   $  310,200  $   649,926
Operating loss         (133,037)    (321,220)     (50,539)    (504,796)
Identifiable assets     525,861      135,150    5,951,258    6,612,269
Depreciation and
  amortization            4,721       15,652       20,413       40,786
Capital expenditures     41,246       88,690        8,358      138,294

                        United        South
    1995                States       America    Corporate     Total
-----------------       ------       -------    ---------   ---------
Operating revenue     $    -     $   485,624   $     -     $   485,624
Operating income (loss) (49,126)     193,938     (635,191)    (490,379)
Identifiable assets        -         176,101    2,579,919    2,756,020
Depreciation and
  amortization             -           2,439       19,724       22,163
Capital expenditure        -          38,900        7,814       46,714

All operating revenue received in 1996 and 1995 was from a single source.

                              Exhibit 11
                Gold Standard, Inc. and Subsidiaries
         COMPUTATION OF NET EARNINGS (LOSS) PER COMMON SHARE

                                         Years Ended October 31,
                                ----------------------------------------
                                    1997          1996         1995
                                ------------  ------------  ------------
Options and warrants out-
  standing at end of period       6,000,000     6,000,000     2,625,500
Proceeds, assuming all out-
  standing options and warrants
  were exercised                $ 8,775,000   $ 8,775,000   $ 3,576,500
Common stock assumed to be
  purchased with option and
  warrant proceeds:
     a) Primary                   3,739,500     3,299,247       845,368
     b) Fully diluted             3,739,500     3,299,247       814,581
Net dilutive stock options and
  warrants after applying the
  treasury stock method
     a) Primary                        -             -             -
     b) Fully diluted                  -             -             -
Weighted average shares of
  common stock outstanding
  during period                  18,697,500    16,496,233    14,808,836
Average common and common
  equivalent shares outstanding:
     a) Primary                  18,697,500    16,496,233    16,578,027
     b) Fully diluted            18,697,500    16,496,233    16,609,120
Net loss during the period      $(1,595,868)  $  (377,750)  $  (685,736)
Net loss per common and
 common equivalent share
     a) Primary                 $      (.09)  $      (.02)  $      (.05)
                                ============ ============= =============
     b) Fully diluted           $      (.09)  $      (.02)  $      (.05)
                                ============ ============= =============


See notes on following page.

NOTE 1 - The proceeds from stock options and warrants were calculated as follows:
              Year           No. of        Exercise       Potential
             Issued          Shares         Price         Proceeds
             ------        ---------       --------      -----------

              1987           600,000         1.25        $   750,000
              1988           750,000         2.25          1,687,500
              1992           750,000          .75            562,500
              1993            50,000         1.25             62,500
              1996           100,000         1.00            100,000
              1996         3,700,000         1.50          5,550,000
              1996            50,000         1.25             62,500
                                                         -----------
                                                         $ 8,775,000
                                                         ===========

NOTE 2 - Average market prices determined on a quarterly basis were used to calculate shares for primary earnings per share. Ending market prices were used to calculate shares for fully diluted earnings per share, unless average market prices were higher.
NOTE 3 - The primary and fully diluted loss per share for the year ending October 31, 1997, 1996 and 1995 is based on outstanding common only. Any assumption of conversion of common stock equivalents for this year would be anti-dilutive because the loss would be spread over more shares, thereby reducing loss per share.
ITEM 6:  SELECTED FINANCIAL DATA.
         ------------------------


The selected financial data is presented on a consolidated basis with the Company's wholly owned and partially owned subsidiaries. A discussion of the changes in the results of operations is included in this document at Item 7. A summary of selected financial data for the five fiscal years ended October 31, 1997 is presented below:

                                       Fiscal Years Ended October 31,
                   ---------------------------------------------------------------------
                        1997          1996          1995          1994          1993
STATEMENT OF       -------------  ------------  ------------  ------------  ------------
  OPERATIONS DATA

Operating revenue  $       -      $   649,926   $   485,624   $    10,874   $      -
Operating expense     1,895,801     1,154,722       976,003       761,428     1,410,238
                   -------------  ------------  ------------  ------------  ------------
Operating loss       (1,895,801)     (504,796)     (490,379)     (750,554)   (1,410,238)
Other income/
 (expense)              198,241        40,248      (195,057)      178,720        59,669
                   -------------  ------------  ------------  ------------  ------------
Net income/(loss)
 before income
 taxes and extra-
 ordinary item       (1,697,560)     (464,548)     (685,436)     (571,834)   (1,350,569)
Income tax expense         (210)         (300)         (300)      (13,066)         (621)
                   -------------  ------------  ------------  ------------  ------------
Income/(loss)
 before extra-
 ordinary item       (1,697,770)     (464,848)     (685,736)     (584,900)   (1,351,190)
                   -------------  ------------  ------------  ------------  ------------
Extraordinary item         -             -             -             -        4,609,254
                   -------------  ------------  ------------  ------------  ------------

                                                Fiscal Years Ended October 31,
                   ---------------------------------------------------------------------
                        1997          1996          1995          1994          1993
                   -------------  ------------  ------------  ------------  ------------

Net income/(loss)    (1,697,770)     (464,848)     (685,736)     (584,900)    3,258,064
Net loss minority
 interest               101,902        87,098          -             -             -
                   -------------  ------------  ------------  ------------  ------------
Net income (loss)    (1,595,868)     (377,750)     (685,736)     (584,900)    3,258,064
                   -------------  ------------  ------------  ------------  ------------
Net loss per
 common share
 before extra-
 ordinary item             (.09)  $      (.02)  $      (.05)  $      (.04)  $      (.09)
                   -------------  ------------  ------------  ------------  ------------
Earnings/(loss)
 per share                 (.09)  $      (.02)  $      (.05)  $      (.04)  $       .22
                   -------------  ------------  ------------  ------------  ------------
Weighted average
 shares out-
 standing            18,697,500    16,496,233    14,808,836    14,417,356    14,597,271

BALANCE SHEET DATA

Current assets      $ 4,444,546   $ 6,092,023   $ 2,604,961   $ 2,980,629   $ 3,415,293
Current liabilities     115,624        88,747        59,262       158,310       156,718
Total assets          4,907,413     6,612,269     2,756,020     3,310,726     3,682,915
Long-term liability        -           61,000        61,000        61,000        61,000
Stockholders'
  equity            $ 4,791,789   $ 6,360,620   $ 2,635,758   $ 3,091,416   $ 3,465,197

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ---------------------------------------------

                           INTRODUCTION

     Gold Standard, Inc. and its subsidiaries (the Registrant) are principally engaged in the acquisition, exploration, and if warranted, development of oil and gas and gold mineralized properties. Its activities during 1997 were concentrated, for the most part, in Uruguay, Brazil and Paraguay.

     A significant factor effecting the Registrant's operations during the past several years has been its prosecution of a lawsuit against the operators and former operators of the Mercur Gold Mine in Tooele County, Utah, alleging breach of contract, breach of fiduciary duty and several other causes of action relative to the Registrant's interest therein. In January of 1996 the Utah Supreme Court ruled against the Registrant, and a subsequent denial for reconsideration has ended the Registrant's efforts in the case.

                        RESULTS OF OPERATIONS

     No revenue was generated by company operations for the year ended October 31, 1997. During the periods ended October 31, 1996 and 1995 the Registrant received royalty revenue totaling $339,726 and $485,624 from its 20% royalty interest in a joint venture with American Resources, Inc. The Registrant's operating activities have been solely exploration related and, while there was one identified mineral deposit that has produced royalty revenue in 1996 and 1995, it was only of modest size and is now fully depleted. The joint venture with American Resources, Inc. has been dissolved.

     The Registrant has focused its exploration activities during the three years in the reporting period on its properties in Utah and its mineral holdings in South America. Exploration costs incurred at these locations are summarized as follows:

                                      Year Ended October 31,
                             ----------------------------------------
                                 1997           1996           1995
                             ----------      ---------      ---------
   Utah Properties           $    4,954      $ 133,037      $  49,126
   South American Properties  1,352,112        586,239        270,896
                             ----------      ---------      ---------
                             $1,357,066      $ 719,276      $ 320,022

     The increase in exploration costs the last three years is attributable to the increased activity in South America as outlined below. In the years of 1994 and 1995 the Registrant secured a large land position in the country of Brazil, and some 1.5 million acres of mineral rights were obtained. Exploration costs have risen steadily to where the period ended October 31, 1997 saw an expenditure of $847,666 by Gold Standard Minas, S.A., a Brazilian corporation, and a 100% owned subsidiary of the Registrant. It maintains offices in Curitiba, Parana and employs some 40 people comprised of geologists, technicians, prospectors, clerical and laborers. Presently, Gold Standard Minas is active with exploration programs in the states of Mato Grosso, Rondonia, Amazonas and Santa Catarina.

     In 1992, the Registrant entered into a joint venture in Uruguay with Santa Fe Pacific Mining, Inc. (Santa Fe), a division of Santa Fe Pacific Corporation. Under this agreement, exploration activities were directed by Santa Fe who also was responsible for funding 100% of the exploration costs. Consequently, the Registrant's exploration costs declined significantly as those costs were born by Santa Fe. During these periods when the Registrant's costs were declining, exploration activity on the properties actually increased. This joint venture was dissolved in 1996 and the Registrant again assumed responsibility for exploration costs in Uruguay which totaled $548,796 during 1997.

     During the period ended October 31, 1997, the Registrant conducted a preliminary geologic evaluation in the country of Paraguay. The Registrant's geologists believe that a portion of the country's regional geology has been misinterpreted. In the southeastern portion of the country they believe that an area designated as made up of basement rocks is actually a sedimentary basin that can host economic hydrocarbon deposits. An application was made by the Registrant to the government of Paraguay for the exclusive right to explore for oil and gas in what is referred to as the Pilar basin.

     During the year ended October 31, 1995, a major drain on the Registrant's resources of both time and working capital was the
prosecution of the Mercur mine litigation.   Legal fees and costs
relative to this litigation totaled $343,398 during the year ended October 31, 1995. Related expenses during the year ended October 31, 1996 were less than $27,000 and no expenses relating to this suit were incurred during the years ended October 31, 1997.

     In April, 1993, American Barrick Resources Corporation, one of the defendants in the Mercur litigation, reached a settlement agreement with the Registrant under which the Registrant relinquished any and all claims to the Mercur mine or against the subject defendant, for a cash payment totaling $5,225,000. After payment of attorney's fees and other costs, the net gain from the settlement, before taxes, was $4,609,254. This settlement provided the Registrant with the working capital it needed to continue its action against the other defendants in the lawsuit which subsequently went to trial in late July 1993. Following a seven week trial, the jury in the case found in favor of the Registrant and awarded it $404,164,000 in damages. The judge subsequently ruled in favor of the defendants on a motion to set aside the jury verdict. An appeal was filed with the Supreme Court of the State of Utah who, in their January 11, 1996 decision, ruled to uphold the trial judge's directed verdict for the defendants in this case. In May of 1996, a denial for reconsideration ended the Registrant's efforts in the case.

     The Registrant held a 40% participating interest in a separate joint venture property in Southern Uruguay known as the San Juan Hills property. Its joint venture partner, American Resources, Inc., (American) funded exploration on this property. Mining from one defined deposit in this joint venture (the San Carlos deposit) began production in 1995 and produced royalty revenue for the Registrant of $485,624 in 1995 and $339,726 in 1996. Production through early 1996 depleted all known reserves for this property. The Registrant has no other properties or activities which are expected to generate operating revenue during 1998.

     Prior to the settlement with American Barrick Resources Corpora-tion as described in a previous paragraph, the Registrant had, for the most part, funded its operations through equity and some limited debt financing during the past years. This equity and debt financing is described more fully under the Liquidity and Capital Resources section of this discussion. The Registrant does not anticipate receiving a material amount of operating revenue within the foreseeable future, and as such, the current trend in losses from operations are expected to continue. The Registrant's current business plans call for the continued exploration of potential mineral and oil and gas deposits. Future operating losses will be funded through the cash, cash equivalents and certificates of deposit currently on hand or through obtaining additional equity capital.

     The most significant component of expenses which has contributed to the Registrant's net operating losses for the past two fiscal years is exploration (shown above). Legal expenses of $343,398 contributed to losses in 1995. The Registrant's other general and administrative expenses have remained fairly constant for the past three years. The two most significant expense categories included in general and administrative expenses are (a) professional fees, and (b) wages and salaries. These two combined categories of expenses represented 83%, 71%, and 74% of the total general and administrative expenses during the years ended October 31, 1995 and 1996, and 1997, respectively. These two expense categories are further discussed as follows:

        a. The majority of professional fees included in general and administrative expense are those of attorneys, consultants, auditors and accountants. During each of the three years in the period ended October 31, 1997, legal fees included in general and administrative expenses totaled $343,398 in 1995, $34,306 in 1996 and $118,975 in 1997. Of these expenses $343,398 in 1995 and $27,067 in 1996 were
            associated with the Mercur lawsuit. Audit, accounting and outside consultants fees for the periods totaled $69,705 in 1995, $109,449 in 1996 and $100,294 in 1997.

        b. Wages, exclusive of payroll taxes, were $112,800 in 1995, to $131,400 in 1996, and $137,096 in 1997.

     The balance of general and administrative expenses is an aggregation of many expense accounts, none of them being individually significant. These accounts include auto expense, travel, postage, printing, office rent, office supplies, etc. In general, management has been conscientious in striving to reduce and control general and administrative expenses. The stability of general and administrative costs during the past three years is a positive reflection on management's cost control efforts.

     General and administrative expenses are expected to remain the same as in 1997. Exploration expense in Uruguay is expected to decrease significantly in 1998. Exploration expense and acquisition costs of mineral rights on proper- ties in Brazil are expected to remain comparable to 1997 as the Registrant continues its exploration activities in those countries.

                  LIQUIDITY AND CAPITAL RESOURCES

     In the absence of any income from operations prior to fiscal year 1993, the Registrant relied extensively on debt and equity financing to provide needed working capital. The greatest drain to working capital had been legal costs which totaled $343,398 in 1995. Operations during 1995, 1996 and 1997 were funded from the following sources:

        a. In 1995 stock warrants were exercised which resulted in cash proceeds of $236,600. In 1996 stock warrants were exercised resulting in cash proceeds to the Registrant of $187,500. In 1996 stock of the Registrant and its subsidiary Big Pony Gold, Inc. was sold resulting $4,100,000 in proceeds to the Registrant.

        b. In 1996 the Registrant exchanged rights to mineral properties located in Brazil for stock in a company.
            Subsequent sales of this stock generated $260,400 in cash to fund operations.

        c. Working capital at October 31, 1995, 1996 and 1997 was $2,545,699, $6,003,276, and $4,329,353 respectively. The
            Registrant's working capital at October 31, 1997 is sufficient to fund its projected exploration activities in the countries of Uruguay, Brazil and Paraguay and to maintain a level of corporate operations consistent with the past several years.

     The Registrant has no immediate plans to seek significant funding during 1998 either through equity offerings or debt financing. The Registrant has no material capital commitments or agreements which would require significant outlays of capital during 1998. The Registrant's anticipated capital requirements for the next three fiscal years are as follows:

                                   1998        1999        2000
                                ----------  ----------  ----------
   Leasehold exploration and
     carrying costs             $1,300,000  $1,000,000  $1,000,000

   Legal expenses                   25,000      25,000      25,000
   Other general and
     administrative expenses       300,000     300,000     300,000

     Expenses should remain close to the 1997 level of expenditure.
At this rate, the Registrant has cash and cash equivalents to meet its expenses for the next three fiscal years. The Registrant has no term debt and is expected to meet all of its obligations as they come due.

     In the short term, the Registrant has sufficient cash reserves to fund operations. In the long-term, there can be no assurance that the cash on hand will be sufficient to defray all operating costs that will be incurred. In the event additional long-term cash funds are needed, the Registrant intends to obtain those funds through the issuance of additional equity capital. Based upon its twenty-three years of experience in generating equity capital, the Registrant believes it has the ability to generate additional funds when needed.


                              INFLATION

     The impact of inflation on the Registrant's operations will vary. The future price of gold and the level of future interest rates could directly affect the Registrant's share of any future operating revenue. Lower interest rates and higher gold prices enhance the value of the Registrant's investments. The Registrant's future results of operations, to a significant degree, depend on its success in locating, acquiring and producing commercial gold deposits. With exploration currently proceeding on several properties whose commercial production potential is not presently determinable, and considering the difficulty of projecting future gold prices, which tend to be volatile, it is, at best, difficult to accurately project future results of operations.
   Because the Registrant does not have a steady, dependable source of revenue, serious increases in inflation could increase the Registrant's general and administrative expenses and make it difficult to remain within its budget. However, the inflation rate has remained relatively low, with only a minor impact on the Registrant during 1995, 1996 and 1997. Management does not anticipate material increases in the inflation rate during the immediate future.

                  ENVIRONMENTAL RULES AND REGULATIONS

     The Registrant is not aware of any noncompliance with environmental rules and regulations, nor has the Registrant been cited by any local, state or national agency either in the United States or South America for noncompliance with environmental rules and regulations.

     At October 31, 1997, the Registrant had obtained a standby letter of credit in the amount of $1,000,000 which is pledged as security against future potential reclamation costs on mineral properties under exploration in Uruguay and a similar letter of credit in the amount of $100,000 pledged as security for operations in Paraguay. Furthermore, the Registrant is not aware of any potential reclamation costs in any of the areas in which it is conducting exploration. Except for the above, the Registrant has no actual or potential involvement in environmental remediation activities.