Form 10-Q
period 1998-01-31
GOLD STANDARD INC
filed 1998-03-17
CIK 42136

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended:       January 31, 1998
Commission File No. 0-9496
                             ----------------
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






















                            January 31, 1998

                     GOLD STANDARD, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     January 31, 1998 and October 31, 1997

                                       January 31, 1998  October 31, 1997
                                       ----------------  ----------------
                                         (Unaudited)
         ASSETS

CURRENT ASSETS
   Cash and cash equivalents              $ 2,791,453   $ 3,231,441
   Certificates of deposit                  1,210,631     1,197,222
   Accrued interest                               321         9,039
   Prepaid expenses                             4,624         6,844
                                          ------------  ------------
                TOTAL CURRENT ASSETS        4,007,029     4,444,546

PROPERTY AND EQUIPMENT
   Equipment and leasehold improvements       192,335       206,465
                                          ------------  ------------
                                              192,335       206,465
OTHER ASSETS
   Securities available for sale              240,033       252,998
   Deposits                                     3,404         3,404
                                          ------------  ------------
                                              243,437       256,402
                                          ------------  ------------
                                          $ 4,442,801   $ 4,907,413
                                          ============  ============

          LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Accounts payable - trade               $    73,928   $    85,890
   Accrued liabilities                         29,204        29,434
   Income tax payable                             300           300
                                          ------------  ------------
                 TOTAL CURRENT LIABILITIES    103,432       115,624

STOCKHOLDERS' EQUITY
   Common stock                                18,698        18,698
   Additional paid-in capital              13,515,927    13,515,927
   Unrealized holding gain (loss) on
     securities available for sale             (6,816)        6,149
   Accumulated deficit                     (9,188,440)   (8,748,985)
                                          ------------  ------------
             TOTAL STOCKHOLDERS' EQUITY     4,339,369     4,791,789
                                          ------------  ------------
                                          $ 4,442,801   $ 4,907,413
                                          ============  ============

See accompanying notes to consolidated financial statements.

                     GOLD STANDARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              Three month periods ended January 31, 1998 and 1997




                                                    Three months ended
                                                        January 31,
                                                 -------------------------
                                                      1998          1997
                                                 -----------   -----------
                                                 (Unaudited)   (Unaudited)

INCOME FROM OPERATIONS                           $     -       $     -

EXPENSES
  Depreciation                                       14,130        12,264
  Leasehold exploration
    and carrying costs                              391,368       339,829
  General and administrative:
    Legal                                             2,589         4,001
    Other                                            81,267        88,249
                                                 -----------   -----------
        NET INCOME/(LOSS) FROM OPERATIONS          (489,354)     (444,343)

OTHER INCOME (EXPENSES)
  Interest income                                    49,799        64,211
  Loss from investments                                -          (44,920)
                                                 -----------   -----------

                                                   (439,555)     (425,052)

NET LOSS - MINORITY INTEREST                           -           53,717
                                                 -----------   -----------

             NET INCOME/(LOSS)                   $ (439,555)   $ (371,335)
                                                 ===========   ===========


Net income/(loss) per common share               $    (0.02)   $    (0.02)
                                                 ===========   ===========





See accompanying notes to consolidated financial statements.

                     GOLD STANDARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              Three month periods ended January 31, 1998 and 1997


                                                  Three months ended
                                                      January 31,
                                              --------------------------
                                                   1998           1997
                                              -----------    -----------
                                              (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $ (439,555)    $ (371,335)
    Add (deduct) adjustments
     to cash basis:
       Depreciation                               14,130         12,264
       Disposal of equipment                        -            11,361
       Unrealized loss on securities             (12,965)
       Net loss - minority interest                 -           (53,717)
       Increase (decrease) in:
         Accounts payable                        (11,962)       (19,031)
         Accrued liabilities                        (230)          (425)
       Decrease (increase) in:
         Accrued interest                          8,718        (12,341)
         Prepaid expenses                          2,220         (4,491)
         Securities available for sale            12,965         46,423
         Deposits                                   -               (50)
                                              -----------    -----------

NET CASH PROVIDED BY/(USED IN)
OPERATING ACTIVITIES                            (426,679)      (391,342)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Increase in certificates of deposit           (13,309)          -
   Equipment purchased                              -            (2,297)
                                              -----------    -----------

NET CASH USED IN INVESTMENT ACTIVITIES           (13,309)        (2,297)

NET INCREASE (DECREASE) IN CASH                 (439,988)      (393,639)

CASH BALANCE AT BEGINNING OF PERIOD            3,231,441      6,078,321
                                              -----------    -----------

CASH BALANCE AT END OF PERIOD                 $2,791,453     $5,684,682
                                              ===========    ===========



See accompanying notes to consolidated financial statements.

                     GOLD STANDARD, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     January 31, 1998 and October 31, 1997
                                  (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

         Financial Statements
         --------------------
         The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 1997, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at January 31, 1998, have been made. All such adjustments were of a normal, recurring nature.

         Principles of Consolidation
         ---------------------------
         The accompanying consolidated financial statements at January 31, 1998, include the accounts of Gold Standard, Inc., its wholly owned subsidiaries, Gold Standard South and Gold Standard Minas, S.A. and a 64.4% owned subsidiary, Big Pony Gold, Inc. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany transactions are eliminated.

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

         Investment in Mining Properties
         -------------------------------
         Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are either put into production, sold or abandoned. As of

         January 31, 1998, there were no geological areas under production.

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


NOTE 2 - SECURITIES AVAILABLE FOR SALE

         In February, 1996, the Company entered into a non-monetary transaction exchanging rights to diamond potential properties located in Brazil for 100,000 shares of American Mineral Fields stock (AMZ) which was trading at $4.00 per share. This transaction resulted in a net gain to the Company of $300,000 ($400,000 less $100,000 paid to three geologists as bonuses on the transaction).

         During 1996 the Company realized gains on the sale of this stock in the amount of $152,356. The value of the remaining 49,000 shares has fluctuated, resulting in an unrealized holding loss of $6,816 at January 31, 1998.


NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

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


NOTE 4 - MINING PROPERTIES

         The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in Western Utah, Southern Uruguay, Brazil and other South
         American locations. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see Note
         1). The Company's leasehold exploration and carrying expenses for the three month period ended January 31, 1998 are summarized as follows:

                         Uruguay             $   93,099
                         Brazil                 292,186
                         United States            6,083
                                                      0
                                             ----------
                         Total               $  391,368
                                             ==========

NOTE 5 - CAPITAL STOCK

         In February, 1996, outstanding stock warrants that were issued in March, 1992, were exercised for the purchase of 250,000 shares of common stock in the Company. The exercise price of these warrants was $.75 per share. The Company realized $187,500 from the transaction.

         In May and June 1996, Sun Valley Gold Company purchased 3,000,000 shares of the Company's common stock for $1.00 per share. As part of the transaction, Sun Valley Gold also received warrants for the purchase of 3,000,000 additional shares of the Company's common stock. The exercise price of these warrants is $1.50 per share, and the warrants expire in May 1999. The Company realized $3,000,000 from this transaction.

         In May, 1996, FCMI purchased 600,000 shares of the Company's common stock for $1.00 per share. The Company realized
         $600,000 from this transaction.

         In June, 1996, the Company extended the expiration dates of warrants for the purchase of 500,000 shares of common stock from June, 1996 to June, 1999. The Company also extended the expiration date of warrants for the purchase of an additional 100,000 shares of common stock from October, 1996, to October, 1999. Warrants for the purchase of 200,000 shares of common stock expired in June, 1996, and were not extended.
         The Company's stock purchase warrants outstanding as of January 31, 1998, are summarized as follows:

                                                      Shares
               Issue     Expiration     Exercise    Subject to
                Date        Date          Price       Warrant
               -----     ----------     --------    ----------

               06/87      06/30/99        $1.25        500,000
               10/87      10/01/99         1.25        100,000
               07/88      07/18/99         2.25        750,000
               03/92      03/31/03          .75        750,000
               05/93      01/18/01         1.25         50,000
               05/96      04/30/02         1.50        100,000
               05/96      05/31/99         1.50      3,000,000
               05/96      05/10/99         1.50        600,000
               06/96      06/30/99         1.25         50,000
                                                     ---------

                         Total outstanding warrants  5,900,000
                                                     =========

         If all outstanding stock purchase warrants were exercised, the total proceeds would be $8,675,000.

         In March, 1996, Big Pony Gold, the Company's 64.4% owned subsidiary issued 100,000 shares of its unregistered and restricted common stock to two individuals in consideration of consulting services rendered.

         In May, 1996, Sun Valley Gold Company purchased 500,000 shares of Big Pony Gold's common stock for $1.00 per share. As part of the transaction, Sun Valley Gold also received warrants for the purchase of 500,000 additional shares of Big Pony Gold's common stock. The exercise price of these warrants is $1.25 per share, and the warrants expire in May, 1999. Big Pony Gold realized $500,000 from this transaction. These are the only outstanding warrants for the purchase of Big Pony Gold common stock. If all outstanding warrants were exercised, proceeds would be $625,000.


NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company has funded the majority of the operations of its subsidiaries Big Pony Gold, Gold Standard South, and Gold Standard Minas with unsecured non-interest bearing long term cash advances. As of January 31, 1998, the Company had receivables from these companies of $662,506, $513,936, and $938,526, respectively. All intercompany transactions have been eliminated in consolidation.

         To guarantee the future reclamation commitments in Uruguay of the Company's subsidiary, Big Pony Gold, Inc., the Company has obtained a standby letter of credit in the amount of $1,000,000 and extended the benefits of the letter of credit to their subsidiary.

         On March 14, 1996, the Company acquired 750,000 shares of the common stock of its subsidiary Big Pony Gold, Inc. in exchange for cancellation of $10,000 in debt owed by the subsidiary to the Company and transfer by the Company of all its interest in certain mineral rights and assets pursuant to the cancellation of a joint venture agreement.

         In 1997, the Company converted cash advances to Gold Standard Minas, to equity in the amount of $817,652.

NOTE 7 - COMMITMENTS

         To guarantee future reclamation commitments in Uruguay, the Company has obtained a standby letter of credit in the amount of $1,000,000. No amounts have been drawn on this line. The benefits of this letter of credit have been extended to the subsidiary, Big Pony Gold, Inc., and its subsidiary, Tormin S.A.

         A similar letter of credit under similar terms, in the amount of $100,000 has been obtained to guarantee commitments in Paraguay. No amounts had been drawn against the line as of January 31, 1998.

NOTE 8 - INCOME TAX

         The Company has significant net operating loss and net capital loss carryforwards which should give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

         The amounts and expiration dates of net operating loss carryforwards and investment tax credits at January 31, 1998 are detailed in the following summary:

                                 Federal         State         Net
                              Net Operating  Net Operating   Capital
          Expiration Date          Loss           Loss        Loss
         -----------------    -------------  -------------  ---------

         October 31, 1998     $      --      $    15,927    $     --
         October 31, 1999            --          674,075          --
         October 31, 2000            --              --       150,056
         October 31, 2002            --              --        18,503
         October 31, 2003      1,440,772             --           --
         December 31, 2003         1,391             --           --
         October 31, 2004        675,277             --           --
         December 31, 2004       332,153             --           --
         October 31, 2005      1,106,261             --           --
         December 31, 2005       408,740             --           --
         October 31, 2006        762,506             --           --
         October 31, 2007        568,726             --           --
         October 31, 2008         16,027             --           --

         October 31, 2009        673,421             --           --
         October 31, 2010        185,357         185,057          --
         October 31, 2011        241,032         240,932          --
         October 31, 2012        790,574         790,274          --
                              ----------     -----------    ---------
                              $7,202,237     $ 1,906,265    $ 168,559


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

         In April, 1993, the Company accepted an out-of-court cash settlement with American Barrick Resources Corporation, one of the defendants in the action, for a net of $5,225,000.

         The lawsuit against the other defendants went to trial in July, 1993. Following a seven week trial, the jury returned a verdict in favor of the Company on September 3, 1993, and awarded the Company $404,164,000 in damages. Subsequently, the judge set aside the jury verdict, thereby denying the Company the jury's award. The Company appealed the judge's decision to the Supreme Court of the State of Utah. On January 11, 1996, the Supreme Court announced its decision to uphold the trial judge's directed verdict for the defendants in the case. As a result of the unsuccessful appeal, the Company must pay approximately $48,000 in court costs. These costs have been accrued in the January 31, 1998 financial statements.

         In May, 1996, the Company was notified that a Writ of Reconsideration filed with the Utah Supreme Court was denied. The Company has decided to no longer continue its efforts in the lawsuit.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         ------------------------------------

                           INTRODUCTION

     Gold Standard, Inc. and its subsidiaries (the Registrant) are principally engaged in the acquisition, exploration, and if warranted, development of producing or potentially productive gold properties. Its activities are concentrated, for the most part, in southern Uruguay, Brazil and Paraguay.

     A significant factor effecting the Registrant's operations for years was its lawsuit against the operators and former operators of the Mercur Gold Mine in Tooele County, Utah. A January, 1996 ruling against the Registrant, and a subsequent denial for reconsideration has ended the Registrant's efforts in the case.

                      RESULTS OF OPERATIONS

     No revenue was generated through operations by the Registrant during the three months ended January 31, 1998 and it is not expected that any operating revenue will be generated during 1998. For several years the Registrant was a partner in joint ventures in mining properties in Uruguay. Royalty revenue was received from these properties in 1996 and 1995. At the present time all joint ventures have been dissolved.

     The Registrant's operating activities have been solely exploration related and have been concentrated on their Uruguay, Brazil, and Paraguay. Exploration related expenses for the three month period ended January 31, 1998 were $391,368 ($339,829 for the three month period ended January 31, 1997). Exploration costs incurred during the three month period ended January 31, 1998 are summarized as follows:


                    Uruguay             $   93,099
                    Brazil                 292,186
                    Paraguay                 6,083
                                        ----------
                                        $  391,368
                                        ==========

     Exploration expenses have been higher in 1998 than in 1997 because of the Registrant's increased activity in its properties in Brazil. This exploration activity is being conducted by the Registrant's subsidiary, Gold Standard Minas, S.A. The

Registrant's exploration activities at its properties in Uruguay is being conducted through its subsidiary, Big Pony Gold.

     The Registrant's general and administrative expenses, excluding legal expenses totaled $81,267 for the three month period ended January 31, 1998 ($88,249 for the three month period ended January 31, 1997). The two most significant general and administrative expense categories during the three month period ended January 31, 1998 were (a) professional and consulting fees $20,800 ($18,810 in 1997) and (b) wages and salaries $33,000
($38,000 in 1997). The balance of general and administrative expenses includes office supplies and expenses, office rent, travel, etc.


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

     Expenses in the remaining nine months of 1998 should remain close to the level during the first three months of the year.
In the short term, the Registrant has sufficient cash reserves to fund operations. In the long-term there can be no assurance that cash on hand will be sufficient for all operating costs. However, if necessary the Registrant will look to the issuance of additional equity capital and increased production from its properties.


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

     The Registrant has obtained a standby letter of credit in the amount of $1,000,000 which is pledged as security against future potential reclamation costs of mineral properties under exploration in Uruguay. A similar $100,000 letter of credit has been pledged as security for operations in Paraguay. Furthermore, the Registrant is not aware of any potential reclamation costs. Except for the above, the Registrant has no actual or potential involvement in environmental remediation activities.


                  PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.  Not Applicable

ITEM 2.     CHANGES IN SECURITIES.  Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            No items were presented for a vote of security holders during the period ended January 31, 1998.

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

                                     Gold Standard, Inc.

Date    16 March 1998                By:/s/ Scott L. Smith



                               Exhibit Index
                               -------------

Exhibit No.       Description
-----------       -----------

   27             Financial Data Schedule.