Form 10-Q
period 1998-04-30
GOLD STANDARD INC
filed 1998-06-30
CIK 42136

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended:       April 30, 1998
Commission File No. 0-9496
                             ----------------
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

As of the close of the period covered by this report there were outstanding 4,674,375 shares of Registrant's common stock, $.001 par value per share.

                         GOLD STANDARD, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                          April 30, 1998 and October 31, 1997


                                       April 30, 1998       October 31, 1997
                                     ------------------     ----------------
                                        (Unaudited)
     ASSETS

CURRENT ASSETS
   Cash and cash equivalents       $     2,518,345         $     3,231,441
   Certificates of deposit               1,215,157               1,197,222
   Accounts receivable                     726,092                       0
   Accrued interest                            337                   9,039
   Prepaid expenses                          1,851                   6,844
                                     --------------         ---------------
          TOTAL CURRENT ASSETS           4,461,782               4,444,546

PROPERTY AND EQUIPMENT
   Equipment and leasehold
    improvements                           156,891                 206,465
                                     --------------         ---------------
                                           156,891                 206,465
OTHER ASSETS
   Securities available for sale                 0                 252,998
   Equity investment                       256,500                       0
   Deposits                                  1,120                   3,404
                                     --------------         ---------------
                                           257,620                 256,402
                                     --------------         ---------------

                                     $   4,876,293          $    4,907,413
                                     ===============        ===============

     LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                $13,553                 $85,890
   Accrued liabilities                      29,384                  29,434
   Income tax payable                          100                     300
                                     --------------         ---------------
           TOTAL CURRENT LIABILITIES         43,037                 115,624


STOCKHOLDERS' EQUITY
   Common stock                              4,674                  18,698
   Additional paid-in capital           13,193,952              13,515,927
   Unrealized holding gain (loss) on
    securities available for sale                0                   6,149
   Accumulated deficit                  (8,365,370)             (8,748,985)
                                     -------------         ----------------

          TOTAL STOCKHOLDERS' EQUITY     4,833,256               4,791,789
                                     -------------         ----------------

                                     $   4,876.293         $     4,907.413
                                     ==============        ================

                   Gold Standard, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                           Three months ended            Six months ended
                               April 30,                     April 30,
                       ---------------------------    -----------------------
                           1998          1997             1998       1997
                       -------------- ------------    -----------  ----------
                       (Unaudited)    (Unaudited)     (Unaudited)  (Unaudited)

INCOME FROM OPERATIONS
Rotalty income         $    -         $     -         $    -        $    -

EXPENSES

 Depreciation              9,410          12,829         23,540        25,093

 Leasehold exploration
 and carrying costs       80,597         371,041        471,965       710,867
 General and
   administrative:
     Legal                17,819           4,719         20,408         8,720
     Other               102,758         124,428        184,025       201,318
                         ---------       ---------      ---------     --------
NET LOSS FROM
OPERATIONS              (210,584)       (513,017)      (699,938)     (945,998)

OTHER INCOME (EXPENSES)
 Interest income          29,146          52,880         78,945       117,091
 Gain (loss) on
   disposal of assets       -              1,393           -           (9,969)
 Gain (loss) on
   exchange              (10,000)           -           (10,000)         -
 Gain (loss) from
   investments          (101,409)         33,417       (101,409)      (11,503)
                      -----------     -----------    -----------     ---------
                      (292,847)       (425,327)      (732,402)     (850,379)
NET LOSS
MINORITY INTEREST           -             48,185           -          101,902
                      -----------    ------------   -----------     ---------

NET INCOME (LOSS)      $(292,847)      $(377,142)     $(732,402)    $(748,477)
                      ===========     ===========    ============   ==========




Net income (loss)
per common share       $   (0.06)      $   (0.02)     $   (0.16)    $   (0.04)
                      ===========      ==========     ============  ==========























See accompanying notes to consolidated financial statements.

                            GOLD STANDARD, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three and six month periods ended April 30, 1998 and 1997


                              Three months ended       Six months ended
                                  April 30,                April 30,
                        --------------------------- ------------------------
                             1998         1997          1998           1997
                        -------------- ------------  -----------   -----------
                         (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
 Net income (loss)
                         $ (292,847)   $ (377,142)   $ (732,402)   $ (748,477)
Add (deduct) adjustments
 to cash basis:
Depreciation                  9,410        12,829        23,540        25,093
Net investment
  (gains) losses            101,409       (33,417)      101,409        11,503
Unrealized loss
  on securities               6,816          -           (6,149)         -
Net exchange
  adjustment                793,500          -          793,500          -
Net loss -
 minority interest             -          (48,185)         -         (101,902)
Decrease (increase) in:
 Accounts receivable       (726,092)         -         (726,092)         -
 Accrued interest               (16)       12,778         8,702           437
 Prepaid expenses             2,773         2,172         4,993        (2,319)
 Deposits                     2,284          -            2,284           (50)
 Deferred costs                -           (4,406)         -          (11,031)
Increase (decrease) in:
  Accounts payable          (63,470)      (11,236)      (49,702)      (30,264)
  Income tax payable           (200)         -              (50)         -
  Accrued liabilities           180          (200)         (200)         (625)
                           ---------     ---------     ----------   ----------

  NET CASH PROVIDED BY
  (USED IN) OPERATING
  ACTIVITIES               (166,253)     (446,807)      (580,167)    (857,635)

CASH USED IN INVESTMENT
     ACTIVITIES
     Decrease (increase) in
      certificates of
      deposits               (4,526)          -          (17,935)        -
     Equipment purchased     (7,007)      (47,965)        (7,007)     (50,262)

     Decrease (increase) in
      of securities        (240,333)          -         (252,998)         -
     Disposal of assets        -           14,607            -         27,468

     Proceeds from sales of
      trading securities    145,011           -          145,011           -
                           ---------       ---------    ----------   --------
-
     NET CASH USED IN
     INVESTMENT ACTIVITIES (106,855)      (33,358)      (132,929)     (22,794)


NET INCREASE (DECREASE)
  IN CASH                  (273,108)     (480,165)      (713,096)    (880,429)


CASH BALANCE AT BEGINNING
     OF PERIOD            2,791,453     5,678,057      3,231,441    6,078,321
                          ---------     ---------      ---------    ---------

CASH BALANCE AT END
     OF PERIOD           $2,518,345    $5,197,892     $2,518,345   $5,197,892
                         ==========    ==========     ==========   ==========

                           GOLD STANDARD, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 1998 and October 31, 1997
                                        (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

      Financial Statements
      --------------------
      The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 1997, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at April 30, 1998, have been made. All such adjustments were of a normal, recurring nature.

      Principles of Consolidation
      ---------------------------
      The accompanying consolidated financial statements at April 30, 1998, include the accounts of Gold Standard, Inc., and its wholly owned subsidiaries, Gold Standard South and Gold Standard Minas, S.A. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany transactions are eliminated.

      Big Pony Gold, Inc., a 64.4% owned subsidiary as of October 31, 1997 was included in the consolidation for that period. As of April 30, 1998 the Company's ownership interest in Big Pony Gold, Inc. had declined to 35%.
The investment in Big Pony Gold, Inc. is accounted for under the equity method for periods beginning after October 31, 1997.

      Gold Standard South, a Utah corporation, was organized for the express purpose of carrying on a property acquisition and gold exploration program in the country of Uruguay. The Company is presently conducting exploration work in Uruguay at properties assigned to it by Big Pony Gold, Inc. In March, 1998. Gold Standard Minas was organized for the purpose of carrying on a gold exploration program in the country of Brazil.

      Investment in Mining Properties
      -------------------------------
      Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are either put into production, sold or abandoned. As of

      April 30, 1998, there were no geological areas under production.

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

      During 1998 the Company sold the last 49,000 shares of AMZ stock at a loss of $101,409. The Company realized a net gain on sales of all AMZ shares since 1996 in the amount of $50,947.

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
                                           Years
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

      The Company's leasehold exploration and carrying expenses for the three month period ended April 30, 1998 are summarized as follows:

                     Uruguay              $     20,115
                     Brazil                    445,767
                     Paraguay                    6,083
                     United States                0
                                         --------------
                     Total               $     471,965
                                         ==============

NOTE 5 - EQUITY INVESTMENT
      Due to a number of considerations the Company's subsidiary Big Pony Gold, Inc. changed business strategies this year and has left the mining industry to enter the motor sports industry.

      In order to improve the Company's position as creditor and investor, the Company has returned 750,000 of their 3,316,667 shares of Big Pony Gold stock and has received assignment of all the equipment and mineral rights held in Big Pony's name in Uruguay. As a result of this transaction and the purchase of 3,000,000 shares of Big Pony Gold by other investors, the Company's ownership interest in Big Pony Gold has been reduced to 35%. The consolidated accounting method no longer applies to Big Pony Gold and the Company now carries its investment under the equity method of accounting. This change has resulted in an adjustment to shareholders' equity of $793,500.

NOTE 6 - CAPITAL STOCK

      On March 2, 1998 the board of directors of the Company approved a one for four reverse stock split affecting all of the Company's common stock, the reverse stock split was effected in order to meet NASDAQ's contined new listing requirements. The reverse stock split reduced the number of outstanding shares from 18,697,500 to 4,674,375. Par value after the reverse stock split remained at $.001 per share resulting in an adjustment on the balance sheet between common stock and additional paid in capital of $14,024. This reverse stock split has been shown for all periods.

NOTE 7 - STOCK WARRANTS

    In connection with issuance of its common stock, the Company has issued warrants to others for the future purchase of additional shares at specified prices. Unexercised warrants aggregate 1,910,053 shares at April 30, 1998. They carry a weighted average price of $5.91 per share and have an average remaining life of two years.

NOTE 8 - RELATED PARTY TRANSACTIONS

     The Company has funded the majority of the operations of its subsidiaries Gold Standard South and Gold Standard Mines, and its former subsidiary Big Pony Gold, Inc. with unsecured non-interest bearing long term cash advances. As of April 30, 1998, the Company had receivables from these companies of $541,556, $1,102,364 and $726,092, respectively. With the exception of the $726,092 advance to Big Pony Gold, all intercompany transactions have been eliminated in consolidation.

     On March 14, 1996, the Company acquired 750,000 shares of the common stock of its subsidiary Big Pony Gold, Inc. in exchange for cancellation of $10,000 in debt owed by the subsidiary to the Company and transfer by the Company of all its interest in certain mineral rights and assets pursuant to the cancellation of a joint venture agreement. These properties were returned to the Company In March 1998 (see Note 5).

     In 1997, the Company converted cash advances to Gold Standard Mines, to equity in the amount of $817,652.

NOTE 9 - COMMITMENTS

     To guarantee future reclamation commitments in Uruguay, the Company has obtained a standby letter of credit in the amount of $1,000,000. No amounts had been drawn on this line as of April 30, 1998.

     A similar letter of credit under similar terms, in the amount of $100,000 has been obtained to guarantee commitments in Paraguay. No amounts had been drawn against the line as of April 30, 1998.

NOTE 10 - INCOME TAXES

     The Company has significant net operating loss and net capital loss carryforwards which should give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

     The amounts and expiration dates of net operating loss carryforwards and investment tax credits at April 30, 1998 are detailed in the following summary:

                                    Federal           State            Net
                                 Net Operating     Net Operating     Capital
        Expiration Date              Loss              Loss            Loss
        ---------------          -------------     -------------     --------
        October 31, 1998          $   --            $  15,927        $   --
        October 31, 1999              --              674,075            --
        October 31, 2000              --                 --           150,056
        October 31, 2002              --                 --            18,503
        October 31, 2003           1,440,772             --              --
        December 31, 2003              1,391             --              --
        October 31, 2004             675,277             --              --
        December 31, 2004            332,153             --              --
        October 31, 2005           1,106,261             --              --
        December 31, 2005            408,740             --              --
        October 31, 2006             762,506             --              --
        October 31, 2007             568,726             --              --
        October 31, 2008              16,027             --              --
        October 31, 2009             673,421             --              --
        October 31, 2010             185,357          185,057            --
        October 31, 2011             241,032          240,932            --
        October 31, 2012             790,574          790,274            --
                                  ----------       ----------       ---------
                                  $7,202,237       $1,906,265       $ 168,559
                                  ==========       ==========       =========
NOTE 11 - LITIGATION

     In 1986, the Company filed a lawsuit against American Barrick Resources Corporation, Getty Oil Company, and Texaco, relative to party's interest on the Mercur gold mine located in Tooele County, Utah. The lawsuit alleges breach of contract, breach of fiduciary duty and several other causes of action related to the operating agreement between the Company and the defendants or their successors in interest to the Mercur gold mine. Under the action, the Company sought the return of the Mercur property, monetary damages and other appropriate relief.

     In April, 1993, the Company accepted an out-of-court cash settlement with American Barrick Resources Corporation, one of the defendants in the action, for a net of $5,225,000.

     The lawsuit against the other defendants went to trial in July, 1993. Following a seven week trial, the jury returned a verdict in favor of the Company on September 3, 1993, and awarded the Company $404,164,000 in damages. Subsequently, the judge set aside the jury verdict, thereby denying the Company the jury's award. The Company appealed the judge's decision to the Supreme Court of the State of Utah. On January 11, 1996, the Supreme Court announced its decision to uphold the trial judge's directed verdict for the defendants in the case. As a result of the unsuccessful appeal, in April, 1998 the Company paid $58,000 in court costs.

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

     Item 2.     Management's Discussion and Analysis of Financial
                 -------------------------------------------------
                 Condition and Results of Operations.
                 ------------------------------------

                                INTRODUCTION

     Gold Standard, Inc. and its subsidiaries (the Registrant) are principally engaged in the acquisition, exploration, and if warranted, development of producing or potentially productive gold properties. Its activities are concentrated, for the most part, in Uruguay, Brazil and Paraguay.

     A significant factor effecting the Registrant's operations for years was its lawsuit against the operators and former operators of the Mercur Gold Mine in Tooele County, Utah. A January, 1996 ruling against the Registrant, and a subsequent denial for reconsideration has ended the Registrant's efforts in the case.
                            RESULTS OF OPERATIONS

     No revenue was generated through operations by the Registrant during the three and six month periods ended April 30, 1998 and it is not expected that any operating revenue will be generated during 1998. For several years the Registrant was a partner in joint ventures in mining properties in Uruguay. Royalty revenue was received from these properties in 1996 and 1995. At the present time all joint ventures have been dissolved.

      The Registrant's operating activities have been solely exploration related and have been concentrated on their Uruguay, Brazil, and Paraguay. properties. Exploration related expenses for the six month period ended April 30, 1998 were $471,965 ($80,597 for the six month period ended
April 30, 1997). Exploration costs incurred during the six month period ended April 30, 1998 are summarized as follows:

                          Uruguay     $  20,115
                          Brazil        445,767
                          Paraguay        6,083
                                      ---------
                                      $ 471,965
                                      =========

     Exploration expenses have been higher in 1998 than in 1997 because of the Registrant's increased activity in its properties in Brazil. This exploration activity is being conducted by the Registrant's subsidiary, Gold Standard Mines, S.A. Prior to March, 1998, the Registrant's exploration activities at its properties in Uruguay were being conducted through its subsidiary, Big Pony Gold. All rights to these properties have since been transferred to the Registrant and exploration activities are ongoing.

     The Registrant's general and administrative expenses, excluding legal expenses totaled $102,758 for the six month period ended April 30, 1998 ($124,428 for the six month period ended April 30, 1997). The two most significant general and administrative expense categories during the three month period ended April 30, 1998 were (a) professional and consulting fees $57,738 ($68,075 in 1997) and (b) wages and salaries $68,000 ($71,096 in
1997). The balance of general and administrative expenses includes office supplies and expenses, office rent, travel, etc.

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

     Expenses in the remaining six months of 1998 should remain close to the level during in the first six months of the year. In the short term, the Registrant has sufficient cash reserves to fund operations. In the long-term there can be no assurance that cash on hand will be sufficient for all operating costs. However, if necessary the Registrant will look to the issuance of additional equity capital and increased production from its properties.

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

Date    29 June 1998                By:/s/ Scott L. Smith



                               Exhibit Index
                               -------------

Exhibit No.       Description
-----------       -----------

   27             Financial Data Schedule.