Form 10-Q
period 1998-07-31
GOLD STANDARD INC
filed 1998-09-10
CIK 42136

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended:         July 31, 1998
Commission File No. 0-9496
                            -------------------
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










                  GOLD STANDARD, INC. AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR INCLUSION IN QUARTERLY REPORT
                              ON FORM 10-Q




























                            July 31, 1998

                  GOLD STANDARD, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    July 31, 1998 and October 31, 1997


                                         July 31, 1998      October 31, 1997
                                         -------------      ----------------
                                          (Unaudited)
      ASSETS

CURRENT ASSETS
   Cash and cash equivalents             $   2,188,164        $   3,231,441
   Certificates of deposit                   1,242,587            1,197,222
   Accounts receivable                         726,092                 -
   Accrued interest                              8,034                9,039
   Prepaid expenses                              3,316                6,844
                                         --------------       --------------
         TOTAL CURRENT ASSETS                4,168,193            4,444,546

PROPERTY AND EQUIPMENT
   Equipment and leasehold
     improvements                              145,120              206,465
                                         --------------       --------------
                                               145,120              206,465
OTHER ASSETS
   Securities available for sale                  -                 252,998
   Equity investment                           256,500                 -
   Deposits                                      1,120                3,404
                                         --------------       --------------
                                               257,620              256,402
                                         --------------       --------------
                                         $   4,570,933        $   4,907,413
                                         ==============       ==============

      LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Accounts payable - trade             $        7,723        $      85,890
   Accrued liabilities                          29,386               29,434
   Income tax payable                              100                  300
                                         --------------       --------------
         TOTAL CURRENT LIABILITIES              37,209              115,624

STOCKHOLDERS' EQUITY
   Common stock                                  4,674                4,674
   Additional paid-in capital               13,193,952           13,529,951
   Unrealized holding gain (loss) on
     securities available for sale                -                   6,149
   Accumulated deficit                      (8,664,902)          (8,748,985)
                                         --------------       --------------
                                                                   (509,134)
         TOTAL STOCKHOLDERS' EQUITY          4,533,724            4,791,789
                                         --------------       --------------
                                         $   4,570,933        $   4,907,413
                                         ==============       ==============
           See accompanying notes to consolidated financial statements.

                  GOLD STANDARD, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three and nine month periods ended
                   July 31, 1998 and October 31, 1997

                         Three months ended       Nine months ended
                               July 31,               July 31,
                       ----------------------- -----------------------
                          1998        1997        1998        1997
                       (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                       ----------- ----------- ----------- -----------
INCOME FROM OPERATIONS
  Royalty income         $    -     $    -     $      -     $      -

 EXPENSES
   Depreciation             11,770     12,547       35,310       37,640
   Leasehold exploration
     and carrying costs    252,238    312,529      724,203    1,023,396
   General and
    administrative:
      Legal                  6,870      1,428       27,278       10,148
      Other                 72,084     71,037      256,109      272,355
    NET LOSS FROM        ---------- ---------- ------------ ------------
       OPERATIONS         (342,962)  (397,541)  (1,042,900)  (1,343,539)

 OTHER INCOME (EXPENSES)
   Interest income          43,431     58,682      122,376      175,773
   Gain (loss) on disposal
      of assets               -          -            -          (9,969)
   Gain (loss) on exchange    -          -         (10,000)        -
   Gain (loss) from
      investments             -          -        (101,409)     (11,503)
                         ---------- ---------- ------------ ------------
                          (299,531)  (338,859)  (1,031,933)  (1,189,238)

NET LOSS MINORITY INTEREST    -          -            -         101,902
                         ---------- ---------- ------------ ------------
NET INCOME (LOSS)        $(299,531) $(338,859) $(1,031,933) $(1,087,336)
                         ========== ========== ============ ============



Net income (loss)
  per common share       $   (0.06) $   (0.02) $     (0.22) $     (0.06)
                         ========== ========== ============ ============
           See accompanying notes to consolidated financial statements.

                  GOLD STANDARD, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three and nine month periods ended
                   July 31, 1998 and October 31, 1997

                              Three months ended        Nine months ended
                                    July 31,                 July 31,
                            ----------------------- -------------------------
                               1998        1997        1998         1997
                            (Unaudited) (Unaudited) (Unaudited)  (Unaudited)
CASH PROVIDED BY (USED IN)  ----------- ----------- ------------ ------------
 OPERATING ACTIVITIES
  Net income (loss)         $ (299,531) $ (338,859) $(1,031,933) $(1,087,336)
   Add (deduct) adjustments
    to cash basis:
    Depreciation                11,770      12,547       35,310       37,640
    Net investment
      (gains) losses              -           -            -          11,503
    Net exchange adjustment       -           -         793,500         -
    Net loss -
     minority interest            -           -            -        (101,902)
    Decrease (increase) in:
     Accrued interest           (7,697)      6,362        1,005        6,799
     Prepaid expenses           (1,465)     (1,491)       3,528       (3,810)
    Deposits                      -           -           2,284          (50)
    Deferred costs                -         (2,012)        -         (13,043)
   Increase (decrease) in:
    Accounts payable            (5,830)     (4,606)     (64,757)     (34,870)
    Income tax payable            -           -             (50)        -
    Accrued liabilities              2        -            (198)        (625)
                            ----------- ----------- ------------ ------------
     NET CASH PROVIDED BY
     (USED IN) OPERATING
     ACTIVITIES               (302,751)   (328,059)    (261,311)  (1,185,694)

CASH USED IN INVESTMENT ACTIVITIES
 Decrease (increase)
  in certificates
  of deposits                  (27,430)       -         (45,365)        -
 Equipment purchased              -           -          (7,007)     (50,262)
   Decrease (increase) in
    of securities                 -           -         252,998         -
   Increase in equity
    investments                   -           -        (982,592)        -
   Disposal of assets             -           -            -          27,468
                            ----------- ----------- ------------ ------------
     NET CASH USED IN INVEST-
     INVESTMENT ACTIVITIES     (27,430)       -        (781,966)     (22,794)

NET INCREASE
  (DECREASE) IN CASH          (330,181)   (328,059)  (1,043,277)  (1,208,488)

CASH BALANCE AT
  BEGINNING OF PERIOD        2,518,345   5,197,892    3,231,441    6,078,321
                            ----------- ----------- ------------ ------------
CASH BALANCE AT
  END OF PERIOD             $2,188,164  $4,869,833  $ 2,188,164  $ 4,869,833
                            =========== =========== ============ ============

























           See accompanying notes to consolidated financial statements.

                 GOLD STANDARD, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 1998 and October 31, 1997
                             (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company's accounting policies reflect industry practices and con-form to generally accepted accounting principles. The following policies are considered to be significant:

   Financial Statements
   --------------------
      The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 1997, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at July 31, 1998, have been made. All such adjustments were of a normal, recurring nature.

   Principles of Consolidation
   ---------------------------
      The accompanying consolidated financial statements at July 31, 1998, include the accounts of Gold Standard, Inc., and its wholly owned subsidiaries, Gold Standard South and Gold Standard Minas, S.A. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany transactions are eliminated.

      Big Pony Gold, Inc., a 64.4% owned subsidiary as of October 31, 1997 was included in the consolidation for that period. As of July 31, 1998 the Company's ownership interest in Big Pony Gold, Inc. had declined to 35%. The investment in Big Pony Gold, Inc. is accounted for under the equity method for periods beginning after October 31, 1997.

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

   As of July 31, 1998, there were no geological areas under production.

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

NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

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

      The Company's leasehold exploration and carrying expenses for the three month period ended July 31, 1998 are summarized as follows:

                       Uruguay       $  94,147
                       Brazil          158,091
                                     ---------
                       Total         $ 252,238


NOTE 5 - EQUITY INVESTMENT

      Due to a number of considerations the Company's subsidiary Big Pony Gold, Inc. changed business strategies this year and has left the mining industry to enter the motor sports industry.

      In order to improve the Company's position as creditor and investor, the Company has returned 750,000 of their 3,316,667 shares of Big Pony Gold stock and has received assignment of all the equipment and mineral rights held in Big Pony's name in Uruguay. As a result of this trans-action and the purchase of 3,000,000 shares of Big Pony Gold by other investors, the Company's ownership interest in Big Pony Gold has been reduced to 35%. The consolidated accounting method no longer applies to Big Pony Gold and the Company now carries its investment under the equity method of accounting. This change has resulted in an adjustment to shareholders' equity of $793,500.

NOTE 6 - CAPITAL STOCK

      On March 2, 1998 the board of directors of the Company approved a one for four reverse stock split affecting all of the Company's common stock. The split was effected in order to meet NASDAQ's new listing require-ments. The split reduced the number of outstanding shares from 18,697,500 to 4,674,375. Par value after the split remained at $.001 per share resulting in an adjustment on the balance sheet between common stock and additional paid in capital of $14,024. This split has been shown for all periods.

NOTE 7 - STOCK WARRANTS

      In connection with issuance of its common stock, the Company has issued warrants to others for the purchase additional shares at specified prices in the future. Unexercised warrants aggregate 1,275,000 shares at July 31, 1998. They carry a weighted average price of $1.50 per share and have a weighted average remaining life of two years.

NOTE 8 - WARRANTS ISSUED AS COMPENSATION

      The Company has issued compensatory stock warrants to officers, employees and consultants during the coarse of business. No compensation expense has been recorded for these warrants.

      Reported and pro forma net loss and loss per share for the periods ended July 31, 1998 and October 31, 1997 are as follows:

                           July 31,         October 31,
                             1998               1997
      Net loss            ------------      ------------
        As reported       $(1,031,933)      $(1,595,868)
        Pro forma         $(1,031,933)      $(1,595,868)

      Loss per share
        As reported              (.22)             (.34)
        Pro forma                (.22)             (.34)

      The pro forma effect on net loss for 1997 may not be representative of the pro forma effect on net income or loss for future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to warrants granted prior to January 1, 1995.

NOTE 8 - WARRANTS ISSUED AS COMPENSATION (Continued)

      The weighted-average fair values at date of grant for compensatory warrants were estimated using the Black-Scholes option pricing model, based on the following assumptions: (1) no expected dividend yields;

   (ii) an expected volatility rate o 104%; and (iii) expected weighted average lives of 1.9 years. The weighted-average risk-free interest rate applied was 6.20%.

      Stock warrant activity is summarized as follows:

                                  July 31,               October 31,
                                    1998                    1997
                              ------------------     ------------------
                                           Avg.                   Avg.
                                        Exercise               Exercise
                              Shares      Price      Shares      Price
                              -------   --------     -------   --------
      Warrants outstanding
         beginning of period  225,000     $1.25      225,000     $1.25
            Granted              -          -           -          -
            Exercised            -          -           -          -
            Canceled or expired  -          -           -          -
      Warrants outstanding
         and exercisable,
         end of period        225,000     $1.25      225,000     $1.25


      The following table summarizes information about stock warrants outstanding and exercisable at July 31, 1998 and October 31, 1997:

                Exercise Price     Shares      Life
                --------------     -------     ----
                     $1.00          25,000      .2 yr
                      1.25         175,000     1.8
                      1.50          25,000     4.5
                                   -------
                                   225,000


NOTE 9 - RELATED PARTY TRANSACTIONS

      The Company has funded the majority of the operations of its subsidiaries Gold Standard South and Gold Standard Minas, and its former subsidiary Big Pony Gold, Inc. with unsecured non-interest bearing long term cash advances. As of July 31, 1998, the Company had receivables from these companies of $628,431, $1,260,806 and $726,092, respectively. With the exception of the $726,092 advance to Big Pony Gold, all intercompany transactions have been eliminated in consolidation.

      On March 14, 1996, the Company acquired 750,000 shares of the common stock of its subsidiary Big Pony Gold, Inc. in exchange for cancellation of $10,000 in debt owed by the subsidiary to the Company and transfer by the Company of all its interest in certain mineral rights and assets pursuant to the cancellation of a joint venture agreement. These properties were returned to the Company In March 1998 (see Note 5)

      In 1997, the Company converted cash advances to Gold Standard Minas, to equity in the amount of $817,652.

NOTE 10 - COMMITMENTS

      To guarantee future reclamation commitments in Uruguay, the Company has obtained a standby letter of credit in the amount of $1,000,000. No amounts had been drawn on this line as of July 31, 1998.

      A similar letter of credit under similar terms, in the amount of $100,000 has been obtained to guarantee commitments in Paraguay. No amounts had been drawn against the line as of July 31, 1998.

NOTE 11 - INCOME TAXES

      The Company has significant net operating loss and net capital loss carryforwards which should give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

      The amounts and expiration dates of net operating loss carryforwards and investment tax credits at July 31, 1998 are detailed in the following summary:

                             Federal         State         Net
                          Net Operating  Net Operating   Capital
      Expiration Date         Loss            Loss          Loss
      ----------------    -------------  -------------   --------

      October 31, 1998     $     --      $    15,927     $    --
      October 31, 1999           --          674,075          --
      October 31, 2000           --             --         150,056
      October 31, 2002           --             --          18,503
      October 31, 2003      1,440,772           --            --
      December 31, 2003         1,391           --            --
      October 31, 2004        675,277           --            --
      December 31, 2004       332,153           --            --
      October 31, 2005      1,106,261           --            --
      December 31, 2005       408,740           --            --
      October 31, 2006        762,506           --            --
      October 31, 2007        568,726           --            --
      October 31, 2008         16,027           --            --

      October 31, 2009        673,421           --            --
      October 31, 2010        185,357        185,057          --
      October 31, 2011        241,032        240,932          --
      October 31, 2012        790,574        790,274          --
                           ----------    -----------     ---------
                           $7,202,237    $ 1,906,265     $ 168,559

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

      The lawsuit against the other defendants went to trial in July, 1993. Following a seven week trial, the jury returned a verdict in favor of the Company on September 3, 1993, and awarded the Company $404,164,000 in damages. Subsequently, the judge set aside the jury verdict, thereby denying the Company the jury's award. The Company appealed the judge's decision to the Supreme Court of the State of Utah. On January 11, 1996, the Supreme Court announced its decision to uphold the trial judge's directed verdict for the defendants in the case. As a result of the un-successful appeal, in April 1998 the Company paid $58,000 in court costs.

      In May, 1996, the Company was notified that a Writ of Reconsideration filed with the Utah Supreme Court was denied. The Company has decided to no longer continue its efforts in the lawsuit.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
          -------------------------------------------------


                                INTRODUCTION

      Gold Standard, Inc. and its subsidiaries (the Registrant) are princi-pally engaged in the acquisition, exploration, and if warranted, develop-ment of producing or potentially productive gold properties. Its activities are concentrated, for the most part, in Uruguay, Brazil and Paraguay.

      A significant factor effecting the Registrant's operations for years was its lawsuit against the operators and former operators of the Mercur Gold Mine in Tooele County, Utah. A January, 1996 ruling against the Registrant, and a subsequent denial for reconsideration has ended the Registrant's efforts in the case.

                            RESULTS OF OPERATIONS

      No revenue was generated through operations by the Registrant during the three and nine month periods ended July 31, 1998 and it is not ex-pected that any operating revenue will be generated during 1998. For several years the Registrant was a partner in joint ventures in mining properties in Uruguay. Royalty revenue was received from these proper-ties in 1996 and 1995. At the present time all joint ventures have been dissolved.

      The Registrant's operating activities have been solely exploration related and have been concentrated on their Uruguay, Brazil, and Paraguay. Exploration related expenses for the nine month period ended July 31, 1998 were $724,203 ($1,023,396 for the nine month period ended July 31, 1997). Exploration costs incurred during the nine month period ended July 31, 1998 are summarized as follows:

                        Uruguay        $  114,262
                        Brazil            603,858
                        Paraguay            6,083
                                        ----------
                                        $  724,203
                                        ==========

      Exploration expenses have been higher in 1998 than in 1997 at the Registrant's properties in Brazil. This exploration activity is being conducted by the Registrant's subsidiary, Gold Standard Minas, S.A. Prior to March, 1998, the Registrant's exploration activities at its properties in Uruguay were being conducted through its subsidiary, Big Pony Gold. All rights to these properties have since been transferred to the Registrant and exploration activities are ongoing.

      The Registrant's general and administrative expenses, excluding legal expenses totaled $256,109 for the nine month period ended July 31, 1998 ($272,355 for the nine month period ended July 31, 1997). The two most significant general and administrative expense categories during the nine month period ended July 31, 1998 were (a) professional and consulting fees $63,638 ($82,409 in 1997) and (b) wages and salaries $107,000
   ($104,096 in 1997).   The balance of general and administrative expenses
   includes office supplies and expenses, office rent, travel, etc.

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

      Expenses in the remaining three months of 1998 should remain close to the level during in the first nine months of the year. In the short term, the Registrant has sufficient cash reserves to fund operations. In the long-term there can be no assurance that cash on hand will be sufficient for all operating costs. However, if necessary the Registrant will look to the issuance of additional equity capital and increased production from its properties.

                               INFLATION

      The impact of inflation on the Registrant's operations will vary. The future price of gold and the level of future interest rates could directly effect the Registrant's future operating revenue.

      Serious increases in inflation could increase general and administra-tive expenses for the Registrant and make it difficult to remain within budget. However, management does not expect any material increases in the inflation rate during the near future.

                    ENVIRONMENTAL RULES AND REGULATIONS

      The Registrant is not aware of any noncompliance with environmental rules and regulations, nor has the Registrant been cited by any local, state or national agency either in the United States or South America for noncompliance with environmental rules and regulations.

    The Registrant has obtained a standby letter of credit in the amount of $1,000,000 which is pledged as security against future potential reclama-tion costs of mineral properties under exploration in Uruguay. A similar $100,000 letter of credit has been pledged as security for operations in Paraguay. Furthermore, the Registrant is not aware of any potential reclamation costs. Except for the above, the Registrant has no actual or potential involvement in environmental remediation activities.

                PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.  Not Applicable

ITEM 2.     CHANGES IN SECURITIES.  Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            No items were presented for a vote of security holders during the period ended July 31, 1998.

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

                                   Gold Standard, Inc.

Date    10 September 1998          By:/s/ Scott L. Smith



                           Exhibit Index
                           -------------

Exhibit No.      Description
-----------      -----------

   27            Financial Data Schedule.