Form 10-K
period 1998-10-31
GOLD STANDARD INC
filed 1999-02-16
CIK 42136

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Fiscal Year Ended October 31, 1998 Commission File No. 0-9496
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

Common Stock, $.001 par value      Pacific Exchange, Inc.
Common Stock, $.001 par value      NASDAQ
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 31, 1998, the aggregate market value of Registrant's Common Stock, par value $.001 per share, held by non-affiliates of Registrant was approximately $1,854,609.75 (for purposes of the foregoing figure, affiliates were deemed to include holders of 5% or more of Registrant's outstanding stock, as well as officers and directors).
 .

As of the close of the period covered by this report there were outstanding 1,168,594 shares of Registrant's common stock, $.001 par value per share (adjusted to reflect reverse stock splits as of the date of this filing).

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

     In the 1994-1995 period, Registrant initiated a large land acquisition (mineral rights) program in the country of Brazil.
Offices were established and staffed in the city of Curitiba in the state of Parana. Operations are carried on through a wholly-owned Brazilian subsidiary company, Gold Standard Minas, S.A. Presently this company has approximately twenty (20) employees consisting of senior and junior geologists, technicians, prospectors, clerical and laborers. Gold Standard Minas, S.A. is presently involved in active exploration programs in the Brazilian states of Mato Grasso, Rondonia, Amazonas and Santa Catarina. During 1996 Registrant sold its claims covering potential diamond ground it held in Brazil to American
Mineral Fields of Hope, Arkansas (AMZ-TSE)("AMZ"). Registrant received 100,000 shares of AMZ common stock and retained a 2% royalty on the properties. 25,000 of these shares were disbursed to the three geologists that assisted in the acquisition and the sale of the claims. During 1996 and 1997, Registrant sold their shares of AMZ common stock.

     Registrant held a 40% participating interest in a joint venture property in Southern Uruguay known as the San Juan Hills property. Registrant's joint venture partner, Rea Gold Corporation ("Rea Gold"), funded exploration activities on this property. Mining from one defined deposit in this joint venture (the San Carlos deposit) commenced in early 1995. After generating approximately $825,000 of royalty revenue for Registrant through early 1996, production ceased when all known reserves for the property were depleted. This venture has been terminated.

     Registrant has not engaged in any material business transactions during the fiscal year ended October 31, 1998. Further, except as otherwise described herein, no material expenditures have occurred during the Registrant's last three (3) fiscal years for research and development activities, nor has compliance with federal, state and local environmental laws and regulations resulted in a material effect on the capital expenditures, earnings or competitive position of Registrant or its subsidiaries. Most of the time of Registrant's president is spent on Registrant's activities. In addition to the president, Registrant has twenty-five (25) full-time employees.


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

     The properties are in the initial stages of development. Gener-alized reconnaissance including rock sampling, stream sediment, soil geochemistry, ground geophysics and geologic mapping are being conducted at this time. Current project areas undergoing detailed investigation by Registrant's geologists, technicians and prospectors include Novo Brazil and NE Goias in the state of Goias; Cachimbo and Apui in Mato Grosso state; and Colorado in the state of Rondonia. Registrant maintains fully computerized offices in Curitiba, Parana. An additional office is located in Coromandel, Minas Gerais for Gold Standard Minas, S.A., Registrant's landman. All full time employees are Brazilian.


     During fiscal year 1998, Registrant engaged in mineral explora-tion in Brazil, Uruguay and Paraguay. Exploration activities will continue in 1999.

     The Country of Uruguay
     ----------------------

     During 1987, Registrant began application for prospecting rights in the country of Uruguay. Acquisition of properties continued for the next three years. In 1988 Registrant acquired from third parties a large property position and placed these properties in a 50% owned subsidiary company, Big Pony Gold, Inc., a Utah corporation (PONY NASDAQ.EBB). In September of 1988, Registrant entered into a joint venture on a portion of its properties referred to as the San Juan Hills with Compania Minera San Jose (St. Joe Minerals), a wholly owned subsidiary of Bond International Gold (BIG-NYSE)("BIG"). Subsequently, BIG was acquired by Lac Minerals ("Lac"). Lac sold Compania Minera San Jose to American Resources Corporation ("American Resources"). American Resources was merged into Rea Gold (REO-ASE) in 1996.
The joint venture agreement stated that Rea Gold, the operator of the joint venture, was responsible for payment of 100% of the exploration costs to earn a 60% equity interest in the joint venture, with Registrant retaining the remaining 40%. During the years 1995 and 1996, Rea Gold developed and operated the San Carlos deposit, a small but high grade gold mine on the joint venture's properties. Registrant chose to forgo its 40% equity inter-est in the San Carlos deposit in return for a 20% royalty interest. Proceeds garnered from this operation amounted to approximately $825,000 to the Registrant. All known reserves on this property have been depleted. REA Gold and Registrant have terminated their joint venture.

The properties in the San Juan Hills area under joint venture with Rea Gold are held by Registrant's Uruguay corporation, Gondol, S.A. The property position of Registrant's subsidiary, Tormin, S.A., is approximately 378,000 acres of prospecting permits located north of Montevideo. Registrant has a fully equipped exploration office in the town of Trinidad with attendant automotive and geophysical equipment. The office is staffed with three geologists, a draftsman, a bookkeeper and local laborers.

     The Country of Paraguay
     -----------------------

     During the period ended October 31, 1998, Registrant conducted geologic and geophysical evaluations in the country of Paraguay. Registrant's geologists believe that a portion of the country's regional geology has been misinterpreted. In the southeastern portion of the country they believe that an area designated as made up of basement rocks is actually a sedimentary basin that can host economic hydrocarbon deposits. Registrant has been granted an exclusive pros-pection permit for oil and gas by the government covering the area. This area is referred to as the Pilar basin and the permit encompasses 3,447,500 acres (5,387 square miles).

ITEM 3:  LEGAL PROCEEDINGS.
         ------------------

     There are no material legal proceedings pending against or involving Registrant.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

     Registrant did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended October 31, 1998.


                             PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.
         -------------------------------------------------

     (a) The common stock of Registrant is traded on NASDAQ and on the Pacific Stock Exchange. The principal market makers of Registrant's common stock on the NASDAQ system are Market Makers, Wilson Davis & Co., Inc., Mayer & Schweitzer, Inc., Troster Singer Corp., Nash Weiss, and Sherwood Securities Corp. However, Registrant has made no independent verification of the magnitude of the trans-actions of any of the above-mentioned or other firms. Other broker/ dealers also make a market in Registrant's stock.

     Market Prices of Common Stock
     -----------------------------

     The following table sets forth, for the periods indicated, the prices of Registrant's common stock from the Pacific Stock Exchange.

Fiscal              Quarterly                      Sales Prices
 Year                Period                       High       Low
------           -------------                    -----     -----
1997:             First Quarter                   $1.94     $1.18
                  Second Quarter                   1.25      0.69
                  Third Quarter                    0.88      0.38
                  Fourth Quarter                   1.13      0.50

1998*:            First Quarter                  $13.83     $8.66
                  Second Quarter                   8.29      4.50
                  Third Quarter                    6.42      5.09
                  Fourth Quarter                   4.05      1.67

*Restated to reflect two 4 for 1 reverse stock splits.

     (b) The approximate number of holders of record of each class of equity securities (there being only one class) of Registrant as of October 31, 1998, was as follows:

                                              Approximate Number
                                              of Record Holders
          Title of Class                    as of October 31, 1998
          --------------                    ----------------------
     Common Stock Non-assessable
     $.001 par value per share                       2,090

     (c) Registrant has not declared or paid any dividends with respect to its common stock during the past two years. Registrant has no present intention to pay any such dividends in the foreseeable future due to its limited financial resources and the desire of Registrant's management to reinvest most of whatever revenue it might obtain into additional properties and investments.

ITEM 6:  SELECTED FINANCIAL DATA.
---------------------------------
The selected financial data is presented on a consolidated basis with the Company's wholly owned and partially owned subsidiaries. A discussion of the changes in the results of operations is included in this document at Item 7. A summary of selected financial data for the five fiscal years ended October 31, 1998, is presented below:

Fiscal Years Ended October 31,
                          ------------------------------------------------------------------------
STATEMENT OF                  1998           1997           1996           1995           1994
  OPERATIONS DATA         ------------   ------------   ------------   ------------   ------------
Operating revenue         $      -       $      -       $   649,926    $   485,624    $    10,874
Operating expense           1,433,648      1,174,684        906,519        928,900        701,756
                          ------------   ------------   ------------   ------------   ------------
Operating loss             (1,433,648)    (1,174,684)      (256,593)      (443,276)      (690,882)

Other income/(expense)       (254,716)       (96,535)      (121,926)      (195,065)       178,714
                          ------------   ------------   ------------   ------------   ------------
Net income/(loss)
  before income taxes      (1,688,364)    (1,271,219)      (378,519)      (638,341       (512,168)
Income tax expense               (100)          (100)          (300)          (200)       (12,966)
                          ------------   ------------   ------------   ------------   ------------
Net income/(loss)          (1,688,464)    (1,271,319)      (378,819)      (638,541)      (525,134)
                          ------------   ------------   ------------   ------------   ------------
Basic and diluted
  loss per share          $     (1.44)   $     (1.09)   $      (.37)   $      (.69)   $      (.59)
                          ------------   ------------   ------------   ------------   ------------
Weighted average
  shares outstanding        1,168,594      1,168,594      1,031,015        925,552        901,085

BALANCE SHEET DATA
Current assets            $ 3,211,533    $ 4,408,033    $ 5,692,504    $ 2,604,017    $ 2,977,476
Current liabilities            85,927         95,067        128,274        120,162        165,257
Total assets                3,696,519      5,400,272      6,677,761      3,281,856      3,284,281
Stockholders' equity        3,610,592      5,305,205      6,549,487      3,161,694      3,119,024

In 1997, the Company had a temporary unrealized holding gain of $27,037 on securities held which are classified as available-for-sale. This unrealized gain was recorded in equity.

In 1996, the Company had a temporary unrealized holding loss of $20,888 on securities classified as available-for-sale. This unrealized loss was recorded in equity.


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------

                            INTRODUCTION

Gold Standard, Inc. and its subsidiaries (the Registrant) are prin-cipally engaged in the acquisition, exploration, and if warranted, development of oil and gas and gold mineralized properties. Its activities during 1998 were concentrated, for the most part, in Uruguay, Brazil and Paraguay.

                        RESULTS OF OPERATIONS

No revenue was generated by company operations for the year ended October 31, 1998 and 1997. During the period ended October 31, 1996 the Registrant received royalty revenue totaling $339,726 from its 20% royalty interest in a venture with Rea Gold. The
Registrant's operating activities have been solely exploration related and, while there was one identified mineral deposit that has produced royalty revenue in 1996, it was only of modest size and is now fully depleted. The venture with Rea Gold has been terminated.

The Registrant has focused its exploration activities during the three years in the reporting period on its mineral holdings in South America. Exploration costs incurred at these locations are summarized as follows:
                                         Year Ended October 31,
                                      1998       1997        1996
                                  ----------   ---------   ---------
    Utah Properties               $     -      $   4,954   $ 133,037
    South American Properties      1,023,119     803,316     426,157
                                  ----------   ---------   ---------
                                  $1,023,119   $ 808,270   $ 559,194

The increase in exploration costs the last three years is attributable to the increased activity in South America as outlined below.

In the years of 1994 and 1995 the Registrant secured a large land position in the country of Brazil, and some 1.5 million acres of mineral rights were obtained. Exploration costs have risen steadily to where the period ended October 31, 1998 saw an expenditure of $775,149 by Gold Standard Minas, S.A., a Brazilian corporation, and subsidiary of the Registrant. This subsidiary maintains offices in Curitiba, Parana and employs some 20 people comprising geologists, technicians, prospectors, clerical and laborers. Presently, Gold Standard Minas is active with exploration programs in the states of Mato Grosso, Rondonia, Amazonas and Santa Catarina.

Exploration costs in Uruguay totaled $268,939 during 1998.

During the period ended October 31, 1998, the Registrant conducted preliminary geologic and geophysical evaluations in the country of Paraguay. The Registrant's geologists believe that a portion of the country's regional geology has been misinterpreted. In the south-eastern portion of the country they believe that an area designated as made up of basement rocks is actually a sedimentary basin that can host economic hydrocarbon deposits. An application was made by the Registrant to the government of Paraguay for the exclusive right to explore for oil and gas in what is referred to as the Pilar basin. Exploration costs of $33,000 were incurred in Paraguay.

The Registrant held a 20% royalty interest in a separate joint venture property in Southern Uruguay known as the San Juan Hills prop-erty. Its joint venture partner, Rea Gold funded exploration on this property. Mining from one defined deposit in this joint venture
(the San Carlos deposit) began production in 1995 and produced royalty revenue for the Registrant of $339,726 in 1996. Production through early 1996 depleted all known reserves for this property.
The Registrant has no other properties or activities which are expected to generate operating revenue during 1999.

The Registrant has funded its operations with settlement proceeds from a suit prior to 1996 and through equity financing during the most re-cent three years. This equity financing is described more fully under the Liquidity and Capital Resources section of this discussion. The Registrant does not anticipate receiving a material amount of operat-ing revenue within the foreseeable future, and as such, the current trend in losses from operations is expected to continue. The Regis-trant's current business plans call for the continued exploration of potential mineral and oil and gas deposits. Future operating losses will be funded through the cash, cash equivalents and certificates of deposit currently on hand or through obtaining additional equity capital.

The most significant component of expenses which has contributed to the Registrant's net operating losses for the past three fiscal years is exploration (shown above). The Registrant's other general and administrative expenses have remained fairly constant for the past three years. The two most significant expense categories included in general and administrative expenses are (a) professional fees, and
(b) wages and salaries. These two combined categories of expenses represented 69%, 74%, and 70% of the total general and administrative expenses during the years ended October 31, 1996 and 1997, and 1998, respectively. These two expense categories are further discussed as follows:

        a. The majority of professional fees included in general and administrative expense are those of attorneys, consultants, auditors and accountants. During each of the three years in the period ended October 31, 1998, legal fees included in general and administrative expenses totaled $34,306 in 1996 and $10,149 in 1997, and $28,515 in 1998. Audit, accounting and outside consultants fees for the periods totaled $70,392 in 1996 and $ 57,555 in 1997 and $74,183 in 1998.

        b. Wages, exclusive of payroll taxes, were $131,400 in 1996, and $137,096 in 1997 and $146,000 in 1998.

The balance of general and administrative expenses is an aggregation of many expense accounts, none of them being individually significant.

These accounts include auto expense, travel, postage, printing, office rent, office supplies, etc. In general, management has been conscien-tious in striving to reduce and control general and administrative expenses. The stability of general and administrative costs during the past three years is a positive reflection on management's cost control efforts.

General and administrative expenses are expected to remain the same as in 1998. Exploration expense in Uruguay is expected to decrease significantly in 1999. Exploration expense and acquisition costs of mineral rights on properties in Brazil are expected to remain comparable to 1998 as the Registrant continues its exploration activities in that country.

               LIQUIDITY AND CAPITAL RESOURCES

In the absence of any income from operations with the exception of $339,726 in royalty income in 1996, the Registrant relied extensively on equity financing to provide needed working capital. Operations during 1996, 1997 and 1998 were funded from the following sources:

        a. In 1996 stock warrants were exercised resulting in cash proceeds to the Registrant of $187,500. In 1996 stock of the Registrant was sold resulting in proceeds to the Registrant of $3,600,000.

        b. In 1996 the Registrant exchanged rights to mineral properties located in Brazil for stock in a company. Subsequent sales of this stock generated approximately $300,000 in cash to fund operations.

        c. Working capital at October 31, 1996, 1997 and 1998 was $5,564,230, $4,312,966 and $3,125,606, respectively. The
    Registrant's working capital at October 31, 1998 is sufficient to fund its projected exploration activities in the countries of Brazil and Paraguay and to maintain a level of corporate operations consistent with the past several years.

The Registrant has no immediate plans to seek significant funding during 1999 either through equity offerings or debt financing. The Registrant has no material capital commitments or agreements which would require significant outlays of capital during 1999. The Registrant's anticipated capital requirements for the next three fiscal years are as follows:

                                      1999        2000        2001
       Leasehold exploration       ---------   ---------   ---------
         and carrying costs        $ 750,000   $ 750,000   $ 675,000
       Legal expenses                 25,000      25,000        -
       Other general and
         administrative expenses     300,000     300,000     300,000

Expenses should remain close to the 1998 level. At this rate, the Registrant has cash and cash equivalents to meet its expenses for the next three fiscal years. The Registrant has no term debt and is expected to meet all of its obligations as they come due.

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

                          INFLATION

The impact of inflation on the Registrant's operations will vary. The future price of gold, oil and gas, and the level of future interest rates could directly affect the Registrant's share of any future operating revenue. Lower interest rates and higher gold prices enhance the value of the Registrant's investments. The Registrant's future results of operations, to a significant degree, depend on its success in locating, acquiring and producing commercial gold or oil and gas deposits. With exploration currently proceeding on several properties whose commercial production potential is not presently determinable, and considering the difficulty of projecting future prices, which tend to be volatile, it is, at best, difficult to accurately project future results of operations.

Because the Registrant does not have a steady, dependable source of revenue, serious increases in inflation could increase the Regis-trant's general and administrative expenses and make it difficult to remain within its budget. However, the inflation rate has remained relatively low, with only a minor impact on the Registrant during 1996, 1997 and 1998. Management does not anticipate material increases in the inflation rate during the immediate future.

               ENVIRONMENTAL RULES AND REGULATIONS

The Registrant is not aware of any noncompliance with environmental rules and regulations, nor has the Registrant been cited by any local, state or national agency either in the United States or South America for noncompliance with environmental rules and regulations.

As of October 31, 1998, the Registrant has obtained a standby letter of credit in the amount of $100,000 pledged as security for operations in Paraguay. Furthermore, the Registrant is not aware of any potential reclamation costs in any of the areas in which it is conducting exploration. Except for the above, the Registrant has no actual or potential involvement in environmental remediation activities.

                           YEAR 2000

Gold Standard has addressed its requirements regarding year 2000 issues, which generally refers to the inability of hardware, software and control systems to correctly identify two-digit references to specific years, beginning with the year 2000. The Company has minimal reliance on computer systems that produce financial information.

Although Gold Standard believes that its review will adequately address year 2000 issues and prevent significant business disruptions, there can be no assurances that compliance-related failures will not occur. Such compliance-related failures, including those of material third-party suppliers and financial institutions in South America, could result in temporary delays in Gold Standard's ability to maintain its operations. Contingency plans are being developed to mitigate any such temporary delays. However, if such delays occur, they are not reasonably likely to have a material adverse effect on

Gold Standard's financial condition or results of operations.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------
     The information required by this item is contained in the Financial Statements of Registrant which are attached as a separate section of this report, and are incorporated herein by this reference.

ITEM 9:  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.
         -----------------------------------------------
     There were no developments relevant to this item during Registrant's fiscal year ended October 31, 1998.


                          PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
          -----------------------------------------------
     The following is a listing of the names, ages, office(s) held and terms of office of each director and executive officer of Registrant as of October 31, 1998, including offices held with Registrant.

Name of Director/                           Offices Held in   Director
Executive Officer                      Age     Registrant      Since
-----------------                     ----- ---------------   --------

Scott L. Smith
--------------
For the past five years, the           72   Chairman of the      1972
principal occupation of Mr. Smith           Board, President
has been President and Chief                (Principal Executive
Executive Officer of Registrant.            Officer) and Treasurer
Other than subsidiaries of                  (Principal Financial
Registrant, he does not serve as            Officer and Chief
a director of any other public              Accounting Officer)
corporation with the exception
of Thyssen Mining Exploration,
in Vancouver, British Columbia,
Canada.

Bret C. Decker
--------------
For the past five years, the           44   Vice President       1996
principal occupation of Mr. Decker
Decker has been as a consultant to
Registrant and its subsidiaries.
Mr. Decker is an officer and director
of Panamerican Motor Sports.

Charles W. Shannon
------------------
For the past five years, the           82   Secretary            1979
principal occupation of Mr. Shannon
has been a mining consultant in
Salt Lake City, Utah.  He does not
serve as a director of any other
public corporation.

Gerald L. Sneddon                      68   Director             1996
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

     There are no family relationships among the directors and execu-tive officers of Registrant. There is no arrangement or understanding between any of the above directors or executive officers and any other person pursuant to which any director or executive officer was selected as a director or executive officer, respectively.

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

     Based solely on a review of the copies of such forms furnished to Registrant or written representations from certain persons, Registrant believes that during the 1998 fiscal year all filing requirements applicable to its current officers and directors were complied with.


ITEM 11:  EXECUTIVE COMPENSATION.
          -----------------------

Executive Remuneration
----------------------

     The following table sets forth information concerning all cash compensation paid by Registrant for services in all capacities to all directors and executive officers of Registrant as a group during the fiscal year ended October 31, 1998. Registrant has no directors or executive officers whose total cash compensation exceeded $80,000. No director or executive officer of Registrant received any deferred com-pensation or any compensation other than shown below. Registrant has no plans that will require Registrant to contribute to or to provide pension, retirement or similar benefits to directors or officers of Registrant. No director or executive officer was indebted to Regis-trant during the 1998 fiscal year or involved in any financial trans-action with Registrant.

   Name of Individual or          Capacities in
Number of Persons in Group        which Served      Cash Compensation
--------------------------        --------------    -----------------

All Directors and Executive           Various          $115,000 (1)
Officers as a Group (Four Persons)
----------------------------
    (1) This amount includes $80,000 paid to Scott L. Smith as salary for serving as president of Registrant during the 1998 fiscal year.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.
          ----------------------------------------
     Registrant has authorized only common shares, par value one mill ($.001) per share, of which 1,168,594 shares (adjusted to reflect reverse stock splits through the date of this filing) were issued and outstanding as of the close of business on October 31, 1998. Warrants to purchase an additional 368,750 common shares were outstanding as of the close of business on October 31, 1998. On June 15, 1994, the expiration dates of all outstanding warrants were extended for an additional two years from the then current expiration dates. In June of 1996, the Board of Directors of Registrant extended the expiration date of all existing warrants held by current and former Directors Smith, Clarke and Shannon and by Marjorie A. Smith for an additional period of three years from the then current expiration date.

     (a) The following table sets forth, as of October 31, 1998, the outstanding common stock of Registrant owned of record or beneficially by each person who owned of record, or was known by Registrant to own beneficially, more than five percent (5%) of Registrant's common stock. The percentage ownership figures assume that all of the war-rants of the person or entity identified have been exercised, but that no other warrants of any other person or entity have been exercised.

                                               Approximate
    Name and                  Type of      Amount       Percent
    Address                  Ownership     Owned        of Class
    --------                 ---------   ---------      --------

    FCMI Financial           Record and  252,438 (1)(6)  21.60% (1)
    Corporation              Beneficial
    347 Bay Street
    Second Floor
    Toronto, Ontario (Canada)

    Scott L. Smith           Record and   85,944 (2)(6)   7.35% (2)
    4931 Marilyn Drive       Beneficial
    Salt Lake City, Utah

    Continental Casualty     Record and  165,625 (3)(6)  14.17%
      Company                Beneficial
    c/o Sun Valley Gold
      Company
    620 Sun Valley Road
    Sun Valley, Idaho   83353

    Odyssey Partners, L.P.   Record and   64,375 (4)(6)   5.51%
    c/o Sun Valley Gold      Beneficial
      Company
    620 Sun Valley Road
    Sun Valley, Idaho  83353

    Sun Valley Gold          Record and  106,875 (5)(6)   9.15%
    International, Ltd.      Beneficial                  ----
    c/o Sun Valley Gold
     Company
    620 Sun Valley Road
    Sun Valley, Idaho  83353

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

(2) This amount includes 175,100 shares and 100,000 warrants to purchase common stock owned directly by Mr. Smith's wife (the terms of the warrants being described in the following paragraph). As of June 30, 1987, when the market price of Registrant's stock as $3.30 per share, the Board of Directors of Registrant issued to Scott L.
Smith, Registrant's president, warrants entitling him to purchase up to 500,000 shares of the common stock of Registrant at $1.75 per share to any time on or before June 30, 1992 (subsequently extended by the Registrant to June 30, 1996). The issuance of those warrants to Mr. Smith was in connection with a $5,000,000 equity financing program with a private Canadian group announced by Registrant on June 24, 1987, discussed in note "2" below. As of the date of this report, all of such warrants were still outstanding and Mr. Smith had not exer-cised the right to purchase any of the shares of Registrant's common stock represented by such warrants. In fiscal year 1990, Mr. Smith transferred 100,000 of such warrants to his wife. On June 15, 1991, the Board of Directors of Registrant reduced the exercise price on all outstanding warrants of Registrant, including the aforesaid warrants, by $0.50 per share, when the market price of Registrant's stock was $1.30 per share. The reduction in the exercise price was made because of the market devaluation of Registrant's stock, and Registrant's hope that a reduction in the warrant exercise price would encourage the holders of the warrants to exercise such warrants.

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

(6) As a result of two reverse stock splits from November 1, 1997 through the date of this filing, the number of warrants referenced in Notes (1) through (5) above should be divided by sixteen (16) to reflect current figures, and the exercise price in each instance should be correspondingly multiplied by sixteen (16). The ownership numbers in the table under "(a)" above reflect current figures after the two reverse stock splits.

     (b) The following table sets forth, as of October 31, 1998, the shares of common stock of Registrant beneficially owned by the manage-ment of Registrant, including all directors and officers individually, and by all directors and officers of Registrant as a group. The percentage ownership figures assume that all of the warrants of the person identified have been exercised, but that no other warrants of any other person or entity have been exercised.

     Name of              Amount and Nature of           Percentage
Beneficial Owner          Beneficial Ownership            of Class
----------------          --------------------           -----------

Scott L. Smith
(Director)                      85,944 (1)                  7.35% (1)

Charles W. Shannon
(Director)                       5,625 (2)(3)                0.5%

Bret C. Decker                        0                        0%
(Director)

Gerald L. Sneddon                     0                        0%
(Director)

All Directors and
Officers as a Group
(Four Persons)(2)               91,569                      7.84%
----------------------------
(1) See Note (1) under Item 12(a).

(2) This amount includes warrants entitling Mr. Shannon to purchase up to 50,000 shares of the common stock of Registrant at $1.25 per share at any time on or before January 18, 2001.

(3) As a result of two reverse stock splits from November 1, 1997 through the date of this filing, the number of warrants referenced in Note (1) above should be divided by sixteen (16) to reflect current figures, and the exercise price should be multiplied by sixteen (16). The ownership numbers in the table under "(b)" above reflect current figures after the two reverse stock splits.

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

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.
          -------------------------------------------
     (a) The following documents are filed as a part of this Report:

         1 and 2. Financial Statements and Financial
                  Statement Schedules.
                  ----------------------------------
                    The Financial Statements and Financial Statement Schedules filed as part of this Report are listed on pages 23-45.

         3.       Exhibit Index.
                  --------------
                    In accordance with Item 601 of Regulation S-K, each exhibit is listed here.

                Exhibit 11. Statement of Computation of Per Share
                            Earnings, Page 45-46.

          Exhibit 27. Financial Data Schedule, Page 47.

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

Date: February 12, 1999              GOLD STANDARD, INC.


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

Date: February 12, 1999              By /s/ Scott L. Smith
                                        ------------------------------
                                        Scott L. Smith, Director
                                        Principal Executive Officer,
                                        Principal Financial Officer,
                                        and Chief Accounting Officer



Date: February 12, 1999              By /s/ Bret C. Decker
                                        ------------------------------
                                        Bret C. Decker, Director



Date: February 12, 1999              By /s/ Charles W. Shannon
                                        ------------------------------
                                        Charles W. Shannon, Director


Date:           , 1999               By
     -----------                        ------------------------------
                                        Gerald L. Sneddon, Director


                               EXHIBIT INDEX

     The following Exhibit is attached hereto or incorporated herein by reference as indicated in the table below.

Exhibit       SEC                              Location or
  No.     Reference No.   Title of Document      Page No.      Filing
--------  --------------  -----------------    ------------  ---------
11.01          11         Computation of Net       45-6      Form 10-K
                          Income (Loss) per
                          (current) Common Share

27             27         Financial Data Schedule   47       Form 10-K

                 Gold Standard, Inc. and Subsidiaries

                  CONSOLIDATED FINANCIAL STATEMENTS

                      October 31, 1998 and 1997

                         GOLD STANDARD, INC.

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

							Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS       25

FINANCIAL STATEMENTS					26-45

   CONSOLIDATED BALANCE SHEETS                          26-27

   CONSOLIDATED STATEMENTS OF OPERATIONS                28-29

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY       30

   CONSOLIDATED STATEMENTS OF CASH FLOWS                31-33

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           34-45

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
     --------------------------------------------------


  Board of Directors and Stockholders
  Gold Standard, Inc.

    We have audited the accompanying consolidated balance sheets of Gold Standard, Inc. and Subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended October 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gold Standard, Inc. and Subsidiaries as of October 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years ended October 31, 1998, 1997, and 1996 in conformity with generally accepted accounting principles.

    The accompanying financial statements have been restated to reflect a change in reporting entity as discussed in Note C to the consolidated financial statements.


               FOOTE, PASSEY, GRIFFIN AND COMPANY


Salt Lake City, Utah
January 26, 1999

                    FINANCIAL STATEMENTS

              Gold Standard, Inc., and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                            October 31,

                              ASSETS

                                                 1998         1997
                                             -----------  -----------
                                                           (Restated)
CURRENT ASSETS
  Cash and cash equivalents                  $ 1,940,615  $ 3,194,928
  Certificates of deposit
    ($100,000 restricted in 1998)              1,252,723    1,197,222
  Accounts receivable                              4,312         -
  Accrued interest                                 9,789        9,039
  Prepaid expenses                                 4,094        6,844
                                             ------------ ------------
    Total current assets                       3,211,533    4,408,033
                                             ------------ ------------
PROPERTY AND EQUIPMENT, at cost
  Furniture and equipment                        119,850      120,718
  Transportation equipment                       195,390      207,866
  Leasehold improvements                           3,200        3,200
                                             ------------ ------------
                                                 318,440      331,784
  Less accumulated depreciation
    and amortization                            (186,484)    (158,361)
                                             ------------ ------------
                                                 131,956      173,423
OTHER ASSETS                                 ------------ ------------
  Investment in affiliate                        351,943         -
  Note receivable - affiliate                       -         565,128
  Securities available for sale                     -         252,998
  Deposits                                         1,087          690
                                             ------------ ------------
                                                 353,030      818,816
                                             ------------ ------------
                                             $ 3,696,519  $ 5,400,272
                                             ============ ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                     $    67,309  $    65,433
  Accrued liabilities                             18,518       29,434
  Income taxes payable                               100          200
                                             ------------ ------------
    Total current liabilities                     85,927       95,067
                                             ------------ ------------
STOCKHOLDERS' EQUITY
  Common stock - authorized 100,000,000
    shares of .001 par value; issued,
    and outstanding 1,168,594 shares
    in 1998 and 1997                               1,169        1,169
  Additional paid-in capital                  13,197,456   13,197,456
  Other comprehensive income                        -           6,149
  Accumulated deficit                         (9,588,033)  (7,899,569)
                                             ------------ ------------
                                               3,610,592    5,305,205
                                             ------------ ------------
                                             $ 3,696,519  $ 5,400,272
                                             ============ ============

     The accompanying notes are an integral part of these statements.

                Gold Standard, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years ended October 31,

                               1998           1997           1996
                            -----------    -----------    -----------
                                            (Restated)     (Restated)
REVENUE
  Royalties                 $       -       $      -      $   339,726
  Gain on sale of
    property rights
    and equipment                   -              -          310,200
                            ------------   ------------   ------------
                                    -              -          649,926
EXPENSES                    ------------   ------------   ------------
  General and administrative
    Legal                        28,515         10,149         34,306
    Other                       327,329        310,587        276,953
  Leasehold exploration
    and carrying costs        1,023,119        808,270        559,194
  Depreciation and
    amortization                 54,685         45,678         36,066
                            ------------   ------------   ------------
                              1,433,648      1,174,684        906,519
                            ------------   ------------   ------------
  Net loss from operations   (1,433,648)    (1,174,684)      (256,593)
                            ------------   ------------   ------------
OTHER INCOME (EXPENSE)
  Interest income               151,225        223,569        171,323
  Loss from equity
    investment                 (198,139)      (291,352)      (155,808)
  Loss on securities
    available-for-sale         (101,409)       (18,783)      (137,441)
  Loss on exchange of
    stock for rights            (90,569)           -              -
  Loss on disposal of
    equipment                   (15,824)        (9,969)           -
                            ------------   ------------   ------------
                               (254,716)       (96,535)      (121,926)
                            ------------   ------------   ------------
Net loss before income taxes (1,688,364)    (1,271,219)      (378,519)

INCOME TAX EXPENSE                  100            100            300
                            ------------   ------------   ------------
NET LOSS                     (1,688,464)    (1,271,319)      (378,819)

OTHER COMPREHENSIVE INCOME
  (LOSS) Unrealized
    holding gain (loss)            -            6,149        (20,888)
                            ------------   ------------   ------------
COMPREHENSIVE LOSS          $(1,688,464)   $(1,265,170)   $  (399,707)
                            ============   ============   ============
Basic and diluted
  earnings per share
    Net loss per share           $(1.44)        $(1.09)         $(.37)
                                 =======        =======         ======
Weighted average number
  of shares outstanding       1,168,594      1,168,594      1,031,015
                            ============   ============   ============

      The accompanying notes are an integral part of these statements.

                       Gold Standard, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              Years ended October 31,


                                     1998        1997        1996
                                  ----------- ----------- -----------
                                              (Restated)  (Restated)
Common stock
  Balance beginning of period     $    1,169  $    1,169  $      688
    Stock warrants exercised            -           -             31
    Proceeds from sale of stock         -           -            450
                                  ----------- ----------- -----------
      Balance end of period            1,169       1,169       1,169
                                  ----------- ----------- -----------

Additional paid-in capital
  Balance beginning of period     13,197,456  13,197,456   9,410,437
  Stock warrants exercised              -           -        187,469
  Proceeds from sale of stock           -           -      3,599,550
                                  ----------- ----------- -----------
    Balance end of period         13,197,456  13,197,456  13,197,456
                                  ----------- ----------- -----------
Other comprehensive income (loss)
  Balance beginning of period           -        (20,888)       -
  Net unrealized holding gain
    (loss) on securities
    available-for-sale                  -         27,037     (20,888)
                                  ----------- ----------- -----------
    Balance end of period               -          6,149     (20,888)

Accumulated deficit
  Balance beginning of period     (7,899,569) (6,628,250) (6,249,431)

  Net loss                        (1,688,464) (1,271,319)   (378,819)
                                  ----------- ----------- -----------
    Balance end of period         (9,588,033) (7,899,569) (6,628,250)
                                  ----------- ----------- -----------
                                  $3,610,592  $5,305,205  $6,549,487
                                  =========== =========== ===========

     The accompanying notes are an integral part of these statements.

                Gold Standard, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years ended October 31,

                                    1998         1997         1996
                                ------------ ------------ ------------
Increase (decrease) in cash                   (Restated)   (Restated)
  and cash equivalents

Cash flows from operating activities:

  Net loss                      $(1,688,464) $(1,271,319) $  (378,819)
  Adjustments to reconcile
    net loss to net cash and
    cash equivalents used in
    operating activities:
      Depreciation and amortization  54,685       45,678       36,066
      Gain on sale of property
        rights                         -            -        (300,000)
      Loss from equity investments  198,139      291,352      155,808
      Loss on disposal of equipment  15,824        9,969         -
      Loss from available-for-
        sale securities             101,409       18,783      137,441
      Loss on exchange of
        stock for rights             90,569         -            -
      Write-off of deferred
        liability                                (61,000)        -
  Decrease (increase) in assets:
    Accounts Receivable              (4,312)        -         133,764
    Accrued interest                   (750)      (3,343)      (5,597)
    Prepaid expenses                  2,750       (6,844)       4,851
    Deposits                           (397)        -            -
  Increase (decrease) in liabilities:
    Trade accounts payable           (7,524)        (538)       7,641
    Accrued liabilities             (11,016)      28,331        1,103
                                ------------ ------------ ------------
      Net cash used in
        operating activities     (1,249,087)    (948,931)    (207,742)
                                ------------ ------------ ------------

Cash flows from investing activities:
  Proceeds from exchange of stock    23,551         -            -
  Proceeds from disposal
    of equipment                     20,525       17,500         -
  Investment in affiliate          (123,964)    (271,082)    (154,000)
  Proceeds from available-
    for-sale securities             145,440         -            -
  Purchase of available-
    for-sale securities                -            -        (103,073)
  Purchase of certificate
    of deposit                      (55,501)  (1,197,222)        -
  Property and equipment purchased  (15,277)     (91,485)     (91,091)
	                          ------------ ------------ ------------

  Net cash provided by (used
    in) investing activities         (5,226)  (1,542,289)    (348,164)
                                  ------------ ------------ ------------
  Net cash provided by
    financing activities               -            -       3,777,018
                                  ------------ ------------ ------------
  Net increase (decrease) in
    cash and cash equivalents    (1,254,313)  (2,491,220)   3,221,112

Cash and cash equivalents
  at beginning of year            3,194,928    5,686,148    2,465,036
                                  ------------ ------------ ------------
Cash and cash equivalents
  at end of year                $ 1,940,615  $ 3,194,928  $ 5,686,148
                                  ============ ============ ============

Supplemental disclosures of cash flows information
--------------------------------------------------
Cash paid during the year for:
   Interest                     $            $      -     $      -
   Income taxes                 $       100  $       100  $       100

Non-cash transactions:

In 1998, the Company exchanged 750,000 shares of stock in a former subsidiary for 100% of the outstanding stock of a corporation which held mineral exploration rights and certain assets located in Uruguay. The following assets and liabilities were received:

        Cash                            $23,551
        Furniture and Fixtures           34,290
        Accounts payable                  9,400

In 1998, the Company converted $689,092 in debt of a former subsidiary to equity giving the Company a 20% equity investment in the former subsidiary.

In 1998, the Company sold all of its available-for-sale securities resulting in the recognition of an unrealized holding loss of $6,149

In 1997, the Company had a temporary unrealized holding gain of $27,037 on securities held which are classified as available-for-sale. This unrealized gain was recorded in equity.

In 1996, property rights were exchanged for stock of a publicly traded company for a net gain to the Company of $300,000.

In 1996, the Company had a temporary unrealized holding loss of $20,888 on securities classified as available-for-sale. This unrealized loss was recorded in equity.






























The accompanying notes are an integral part of these statements.

                Gold Standard, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      October 31, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial state ments follows.

    1.  Principles of Consolidation
        ---------------------------
    The accompanying consolidated financial statements include the accounts of Gold Standard, Inc. (the Company), its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. A former subsidiary, Pan American Motor Sports, Inc. (PAMS)(formerly Big Pony Gold, Inc.) is no longer included in the consolidated financial statements but is being reported as an equity investment (Notes C and D). As used herein, references to Gold Standard, Inc., the Registrant, or the Company refer to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany items and transactions are eliminated.

    Gold Standard South, a Utah Corporation, was organized for the purpose of carrying on a property acquisition and gold exploration program in the country of Uruguay. Gold Standard Minas S.A. was organized for the purpose of carrying on a gold exploration program in the country of Brazil. Tormin S.A. holds certain mineral exploration concessions in Uruguay and is conducting exploration work on those properties.

    2.  Investment in Mining Properties
        -------------------------------
    Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned. As of October 31, 1998 there were no geologic areas under production.

    3.  Loss Per Share
        --------------
    Loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period; 1,168,594 in 1998, 1,168,594 in 1997, and 1,031,015 in 1996.
The Company had common stock equivalents outstanding at October 31,

1998, 1997, and 1996 in the form of stock warrants (Notes G and H). These warrants were excluded in the calculations of loss per share during the years ended October 31, 1998, 1997, and 1996 because their inclusion in those calculations would have been anti-dilutive.


    4.  Stock Split
        -----------
    The Company declared 1:4 reverse stock splits on March 2, 1998 and November 9, 1998, (subsequent to the balance sheet date). All share and per share amounts in the accompanying financial statements have been retroactively restated to reflect these stock splits.

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

    Cash, cash equivalents and certificates of deposit: The carrying amounts reported in the statement of financial position approxi-mate fair values because of the short maturities of those instruments.

    Securities available for-sale: The fair values of investments are based on quoted market prices for those investments.

    8.  Recently Adopted Accounting  Standards
        --------------------------------------
    In 1998 the Company adopted Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128), which replaced the calculation of primary and fully diluted loss per share with basic and diluted loss per share. There was no material effect on the presentation of loss per share.

    In 1998 the Company adopted Statement of Financial Accounting Standards No. 130 REPORTING COMPREHENSIVE INCOME (SFAS No. 130). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation.

In 1998 the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). This standard establishes standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard requires the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Previously reported information in 1997 and 1996 has been restated to conform to the new information requirements (Note M).

    9.  Reclassifications
        -----------------
    Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to current year presentation.

NOTE B - PROPERTY AND EQUIPMENT
-------------------------------
Property and equipment are stated at cost. Maintenance and repairs which neither materially adds to the value of the property nor appreciably prolongs its life are charged to expense as incurred. Gains or losses on dispositions of property, equipment, and leasehold improvements are included in operations. Depreciation and amortization of property and equipment are provided on the straight-line method using the estimated lives as shown below:

                                             Years
                                          ----------
           Furniture and equipment            5-7
           Transportation equipment            5
           Leasehold improvements         Lease term

NOTE C - CHANGE IN REPORTING ENTITY - RESTATEMENT
-------------------------------------------------
In March of 1998 the Company entered into an agreement and a series of transactions (Note D) with PAMS (a subsidiary of the Company at the time the agreement was formed) which resulted in the Company changing its method of reporting PAMS from the consolidated to the equity method.

The Company returned 750,000 shares of stock of PAMS to PAMS in exchange for stock, mineral rights and equipment held in Uruguay by a subsidiary of PAMS, Tormin S.A. The return of the stock and issuance of additional shares of PAMS stock by related parties and outside investors reduced the Company's percentage ownership from 64.4% to 20%.

The effect of this change in reporting for the periods through October 31, 1997, was a charge to accumulated deficit of $849,416. In accordance with Accounting Principles Board Opinion No. 20, prior year financial statements have been restated to reflect this change on a retroactive basis.

The effect of the change on fiscal 1998 results was to reduce the operating loss by $115,659 and net loss by $63,500 or $.05 per share. The effect of the change on fiscal year 1997 was to reduce net loss by $324,549 or $.28 per share. The effect of the change on fiscal year 1996 was to increase net loss by $1,069 with no effect on loss per share.

NOTE D - INVESTMENT IN AFFILIATE
--------------------------------
During 1998 the Company changed its method of accounting for and reporting on its investment in PAMS from the consolidated to the equity method due to the decline in their ownership interest from 64.4% to 20% as described in Note C. The Company adjusted the carrying value of the investment balance for the exchange of stock for assets, conversion of debt to equity, recognition of the cumulative losses to be reported under the equity method of accounting, and the recognition of losses for the current year since the effective date of the change in entity.

The Company's investment in PAMS was adjusted as follows to arrive at its new carrying value as of October 31, 1998:

    Carrying value prior to return of
      stock February 28, 1998                      $  1,060,000

    Conversion of debt from PAMS to investment
      in PAMS at February 28, 1998                      689,092
    Recognition of the Company's share of
      cumulative losses in operations of PAMS
      due to change to equity method                 (1,060,000)

    Recognition of the Company's share of losses
      for the period November 1, 1997 to
      October 31, 1998                                 (198,139)
    Transfer of 750,000 shares of PAMS stock for
      stock and underlying assets of Tormin S.A.
      at $0.18 per share effective February 28, 1998   (139,010)
                                                   -------------
    Investment in PAMS at October 31, 1998 -
      equity method                                $    351,943
                                                   -------------
The following is summarized financial information for the Company's equity investment as of October 31:

                            1998               1997                   1996
                    ------------------- --------------------- ---------------------
                                Gold                  Gold                  Gold
                              Standard              Standard              Standard
                      Total    Amount      Total     Amount      Total     Amount
                    --------- --------- ---------- ---------- ---------- ----------
Current assets      $114,000  $ 22,800  $  36,500  $   7,000  $ 392,000  $  78,000
Other assets         105,000    21,000     35,800      7,000    128,000     25,000
Current liabilities  (65,000)  (13,000)  (586,000)  (569,000)  (316,000)  (298,000)
                    --------- --------- ---------- ---------- ---------- ----------
  Net assets        $154,000  $ 30,800  $(513,700) $(555,000) $(204,000) $(195,000)
                    ========= ========= ========== ========== ========== ==========
Total revenue       $  5,800  $  1,000  $    -     $    -     $    -     $    -
Loss before
  income taxes      $511,000  $198,139  $ 717,700  $ 291,352  $ 242,000  $ 155,808
Net loss            $511,000  $198,139  $ 717,900  $ 291,352  $ 242,000  $ 155,808

For the years ended October 31, 1997 and 1996, the Company had receivables from their affiliate of $565,000 and $294,000 respectively. Certain officers and directors of the Company were given compensatory stock bonuses from Pan American Motor Sports, Inc. in March of 1998, which PAMS valued at $200,000.

NOTE E - SECURITIES AVAILABLE-FOR-SALE
--------------------------------------
Securities available-for-sale at October 31 are summarized as follows:

                                  Gross      Gross
                               Unrealized  Unrealized
                                 Holding     Holding    Market
1997                    Cost      Gain        Loss      Value
----                  --------  ---------- ---------   --------
Mutual funds          $ 47,006   $ 2,471   $   -       $ 49,477
Equity securities      199,843    24,566    (20,888)    203,521
                      --------   -------   ---------   --------
                      $246,849   $27,037   $(20,888)   $252,998
                      ========   =======   =========   ========
1996
----
Mutual funds          $ 46,576   $  -      $   -       $ 46,576
Equity securities      199,843      -       (20,888)    178,955
Gold Futures
  contracts             18,503      -          -         18,503
                      --------   -------   ---------   --------
                      $264,922   $  -      $(20,888)   $244,034
                      ========   =======   =========   ========

Differences between cost and market of $6,149 and $(20,888) in 1997 and 1996 were recorded as a separate component of stockholders' equity under other comprehensive income. In 1998 all of the securities available-for-sale were sold.

Losses on the sale of securities available-for-sale were $101,409, $18,783, and $137,441 for the years ended October 31, 1998, 1997 and 1996, respectively.

NOTE F - MINING PROPERTIES
--------------------------
     The Company holds directly or through its subsidiaries, mineral and exploration rights to property located in the Dugway region of western Utah, southern Uruguay and Brazil. All exploration costs associated with these activities during the three years in the period ended October 31, 1998 have been charged to operations as incurred, consistent with the Company's accounting policy (Note A). No development costs have been capitalized on these properties through October 31, 1998.

NOTE G - RELATED PARTY TRANSACTIONS
-----------------------------------
The Company has invested in gold futures contracts through a brokerage account held by FCMI Financial Corp., a related party. FCMI Financial Corp. is a Canadian company which owns approximately 19% of the outstanding stock of the Company as of October 31, 1998. Commissions paid to FCMI were $6,600 and $40,920 for the years ended October 31, 1997 and 1996.

The Company has made unsecured, non-interest bearing, long-term cash advances to its subsidiaries to fund exploration projects. Amounts due from the Company's subsidiaries as of October 31, are as follows:

                                      1998        1997        1996
                                  ----------    --------    --------
     Gold Standard South          $  513,936    $513,832    $531,000
     Gold Standard Minas, S.A.     1,425,721     661,594     708,000
     Tormin S.A.                     207,640        -           -

During 1997 the Company converted cash advances to Gold Standard
Minas, S.A., to equity in the amount of $817,652. Intercompany advances are eliminated as part of the consolidation.

NOTE H - TRANSACTIONS IN CAPITAL STOCK
--------------------------------------
In May and June 1996, investors purchased shares of the Company's common stock for $16 per share realizing $3,000,000. As part of the transaction, the investors received warrants for the purchase of

187,500 additional shares (Note I) of the Company's common stock. The exercise price of these warrants is $24 per share and the warrants expire in May 1999.

In May 1996, FCMI (Note G) purchased 37,500 shares and warrants of the Company's common stock for $16 per share. The Company realized
$600,000 from this transaction.

In February 1996, outstanding stock warrants that were issued in March 1992, were exercised by FCMI for the purchase of 15,625 shares of common stock in the Company. The exercise price of these warrants was $12 per share. The Company realized $187,500 from the transaction.

NOTE I - STOCK WARRANTS
-----------------------
In connection with issuance of its common stock, the Company has issued warrants to others for the purchase of additional shares at specified prices in the future. Unexercised warrants aggregate 368,750 shares at October 31, 1998. They carry a weighted average price of $24 per share and have a weighted average remaining life of
1.4 years.

NOTE J - WARRANTS ISSUED AS COMPENSATION
----------------------------------------
The Company has issued compensatory stock warrants to officers, employees and consultants during the course of business. No compensation expense has been recorded for these warrants.

Reported and proforma net loss and loss per share for the years ended October 31, are as follows:

                               1998           1997          1996
      Net loss             ------------   ------------   ----------
        As reported        $(1,688,364)   $(1,271,319)   $(378,819)
        Pro forma           (1,651,929)    (1,271,319)    (949,339)

      Loss per share
        As reported        $     (1.44)    $    (1.09)   $    (.37)
        Pro forma                (1.41)         (1.09)        (.92)

The pro forma effect on net loss for 1998, 1997 and 1996 may not be representative of the pro forma effect on net income or loss for future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to warrants granted prior to January 1, 1995.

The weighted-average fair values at date of grant for compensatory warrants granted in 1996 were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields; (ii) expected volatility rates of 80%; and
(iii) expected weighted average lives of 1.8 years. The weighted-average risk-free interest rate applied was 6.20%. No compensatory warrants were granted in 1998 and 1997.

     Stock warrant activity is summarized as follows:
                                 Year ended October 31,
                    ----------------------------------------------
                          1998            1997           1996
                    --------------  -------------- ---------------
                           Weighted        Weighted        Weighted
                           Average         Average         Average
                           Exercise        Exercise        Exercise
                    Shares  Price   Shares  Price   Shares  Price
                    ------- ------  ------  ------ -------- ------
Warrants outstand-
  ing beginning
  of period         56,250  $20.00  56,250  $20.00  40,625  $20.00
    Granted           -        -      -        -    56,250   20.00
    Exercised         -        -      -        -      -        -
    Canceled or
      expired       (6,250)  16.00    -        -   (40,625)  20.00
                    ------- ------  ------  ------ -------- ------
Warrants outstanding
  and exercisable,
  end of period     50,000  $20.50  56,250  $20.00  56,250  $20.00
                    ======= ======  ======  ====== ======== ======

The following table summarizes information about stock warrants outstanding and exercisable at October 31, 1998:

                                      Weighted Average Remaining
            Exercise Price    Shares       Contractual Life
            --------------    ------  --------------------------
                $20.00        43,750              .8
                 24.00         6,250             3.5
                              ------             ---
                     Total    50,000             1.2
                              ======             ===
NOTE K - INCOME TAXES
---------------------
The Company has significant net operating loss and net capital loss carryforwards which could give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.
There are no other significant timing differences which arise from recognizing income and expense in different periods for financial and tax reporting purposes. The Company's gross deferred tax asset attributable to the net operating loss and net capital loss carryforwards and the associated valuation allowance is summarized as follows at October 31,:
                                            1998          1997
      Total deferred tax asset (based   ------------  ------------
        on net operating loss and
        capital loss carryforwards)     $ 1,999,907   $ 2,609,812
      Less valuation allowance           (1,999,907)   (2,609,812)
                                        ------------  ------------
      Net deferred tax asset            $      -      $      -

The amounts and expiration dates of net operating loss and capital loss carryforwards at October 31, 1998, are detailed in the following summary:
                         Federal Net  State Net     Net
        Net Operating     Operating   Operating   Capital
       Expiration Date      Loss        Loss       Loss
       ----------------  ----------  ----------  --------
       October 31, 1999  $     -     $  614,409  $   -
       October 31, 2000        -           -      150,056
       October 31, 2002        -           -       74,928
       October 31, 2003   1,441,272        -      153,468
       October 31, 2004     675,277        -         -
       October 31, 2005   1,106,261        -         -
       October 31, 2006     545,495        -         -
       October 31, 2007     478,137        -         -
       October 31, 2009     613,656        -         -
       October 31, 2010     124,338     124,138      -
       October 31, 2012      63,410      63,210      -
       October 31, 2013     246,065     245,865      -
       ----------------  ----------  ----------  --------
                         $5,293,911  $1,047,622  $378,452

NOTE L - COMMITMENTS
--------------------
To guarantee future reclamation commitments in Paraguay, the Company has obtained a standby letter of credit in the amount of $100,000. This letter of credit is secured with a $100,000 certificate of deposit.

NOTE M - CONCENTRATIONS OF CREDIT RISK
--------------------------------------
The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. Uninsured balances totaled $2,951,615 at October 31, 1998.

NOTE N -  SEGMENT INFORMATION
-----------------------------
The Company's only activity and, therefore, dominant business segment is gold exploration and development. During the years ended October 31, 1998, 1997 and 1996, the Company, in addition to its U.S. activities, conducted acquisition and exploration activities in Uruguay, Paraguay, and Brazil through its subsidiaries (Note A). A summary of the Company's operations by geographic area at October 31, 1998, 1997 and 1996 and for fiscal years then ended follows:


                    United      South
     1998           States     America     Corporate       Total
-----------------  -------  ------------  -----------  -----------
Operating revenue  $   -    $      -      $     -      $      -
Interest income        -            125      151,100       151,225
Operating loss         -     (1,024,306)    (409,342)   (1,433,648)
Identifiable assets    -        116,545    3,618,484     3,735,029
Depreciation and
  amortization         -         33,706       20,979        54,685
Capital expenditure    -          6,569         -            6,569
Equity investment      -           -         390,453       390,453
Share of equity
  investment loss      -           -        (198,139)     (198,139)

     1997
-----------------
Operating revenue  $   -    $      -      $     -      $      -
Interest income        -           -         223,289       223,289
Operating loss       (4,954)   (818,747)    (350,983)   (1,174,684)
Identifiable assets    -        137,913    5,262,359     5,400,272
Depreciation and
  amortization         -         27,506       18,172        45,678
Capital expenditures   -         44,240       50,262        94,502
Equity investment      -           -            -             -
Share of equity
  investment loss      -           -        (291,352)     (291,352)

     1996
-----------------
Operating revenue  $   -    $ 339,726     $   310,200  $   649,926
Interest income        -        1,058         170,265      171,323
Operating loss     (133,037)  (73,017)        (50,539)    (256,593)
Identifiable assets 525,861   200,642       5,951,258    6,677,761

Depreciation and
  amortization        4,721    10,932          20,413       36,066
Capital expenditures   -       82,733           8,358       91,091
Equity investment      -         -            291,352      291,352
Share of equity
  investment loss      -         -           (155,808)    (155,808)

All operating revenue received in 1996 was from a single source.
                                                        Exhibit 11

              Gold Standard, Inc. and Subsidiaries
     COMPUTATION OF NET EARNINGS (LOSS) PER COMMON SHARE

                                       Years Ended October 31,
                                -------------------------------------
                                    1998         1997        1996
Numerator:                      ------------ ------------ -----------
  Net loss attributable to
    common shares               $(1,688,464) $(1,271,319) $ (378,819)

Denominator:
  Weighted average common
    share outstanding             1,168,594    1,168,594   1,031,015

Basic and diluted loss per share:
  Net loss attributable to
    common shares               $     (1.44) $     (1.09) $    (0.37)


NOTE 1 - Warrants to purchase shares of common stock were outstand-ing during 1998 but were not included in the computation of diluted loss per share because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which will expire April 30, 2002, were still outstanding at the end of October 31, 1998. Following are the shares to be purchased with warrant proceeds at average market prices:
                                      Years Ended October 31,
                                ----------------------------------
                                   1998         1997        1996
                                ----------    --------    --------
         Common stock            1,291,163     555,309     324,374
         Average market price   $     6.72    $  15.81    $  27.06

NOTE 2 - On March 2, 1998, the board of directors of the Company approved a one for four reverse stock split, effective April 1, 1998, affecting all of the Company's common stock. On November 9, 1998, the board of directors of the company approved another one for four reverse stock split, effective December 1, 1998, affecting all of the Company's common stock. The financial statements have been adjusted retroac-tively to reflect these reverse stock splits.

NOTE 3 - The proceeds from stock options and warrants were calculated as follows:

           Year      Year      No. of    Exercise     Potential
          Issued   Exercised   Shares     Price       Proceeds
          ------   ---------  --------   --------   -----------
           1987      1999      37,500    $ 20.00    $   750,000
           1988      1999      46,875      36.00      1,687,500
           1992      2003      46,875      12.00        562,500
           1993      2001       3,125      20.00         62,500
           1996      2002       6,250      24.00        150,000
           1996      1999     225,000      24.00      5,400,000
           1996      1999       3,125      20.00         62,500
                                                    -----------
                                                    $ 8,675,000