Form 10-Q
period 1999-01-31
GOLD STANDARD INC
filed 1999-03-17
CIK 42136

SECURITIES AND EXCHANGE COMMISSION

		      Washington, D.C.  20549

			      FORM 10-Q

	     Quarterly Report Pursuant to Section 13 or 15(d) of
		   the Securities Exchange Act of 1934

For the Quarter Ended:     January 31, 1999
Commission File No. 0-9496


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

As of the close of the period covered by this report there were outstanding 1,168,594 shares of Registrant's common stock, $.001 par value per share.

                  GOLD STANDARD, INC. AND SUBSIDIARIES
		       CONSOLIDATED BALANCE SHEETS
		  January 31, 1999 and October 31, 1998


		      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.
	 --------------------
















	       GOLD STANDARD, INC. AND SUBSIDIARIES

	    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
		 FOR INCLUSION IN QUARTERLY REPORT
			    ON FORM 10-Q

















			   January 31, 1999

                  GOLD STANDARD, INC. AND SUBSIDIARIES
		       CONSOLIDATED BALANCE SHEETS
		  January 31, 1999 and October 31, 1998

				  January 31, 1999   October 31, 1998
				  ----------------   ----------------
				     (Unaudited)
	  ASSETS

CURRENT ASSETS
     Cash and cash equivalents      $   1,670,612      $   1,940,615
     Certificates of deposit            1,274,045          1,252,723
     Accounts receivable                    5,844              4,312
     Accrued interest                       9,227              9,789
     Prepaid expenses                       2,803              4,094
				    --------------     --------------
	      TOTAL CURRENT ASSETS      2,962,531          3,211,533

PROPERTY AND EQUIPMENT
     Equipment and leasehold
       improvements                       120,023            131,956
				    --------------     ---------------
					  120,023            131,956
OTHER ASSETS
     Investment in affiliate              351,943            351,943
     Deposits                               1,087              1,087
				    --------------     --------------
					  353,030            353,030
				    --------------     --------------

				    $   3,435,584      $   3,696,519
				    ==============     ==============

LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Accounts payable - trade       $      51,281      $      67,309
     Accrued liabilities                      469             18,518
     Income tax payable                       100                100
				    --------------     --------------
	 TOTAL CURRENT LIABILITIES         51,850             85,927


STOCKHOLDERS' EQUITY

     Common stock                           1,169              1,169

     Additional paid-in capital        13,197,456         13,197,456
     Accumulated deficit               (9,814,891)        (9,588,033)
				     --------------     --------------
	   TOTAL STOCKHOLDERS' EQUITY   3,383,734          3,610,592

				    --------------      --------------

				    $   3,435,584      $   3,696,519
				    ==============     ==============

See accompanying notes to consolidated financial statements.

                  GOLD STANDARD, INC. AND SUBSIDIARIES
		  CONSOLIDATED STATEMENTS OF OPERATIONS
	  Three month periods ended January 31, 1999 and 1998



					       Three months ended
						January 31, 1999
					  --------------------------
					      1999            1998
					  -----------     -----------
					  (Unaudited)     (Unaudited)

INCOME FROM OPERATIONS                    $         -     $        -

EXPENSES
  Depreciation                                 13,575         14,130
  Leasehold exploration
    and carrying costs                        168,968        391,368
  General and administrative:
    Legal                                       3,461          2,589
    Other                                      80,437         81,267
					  ------------    -----------
	NET INCOME/(LOSS) FROM OPERATIONS    (266,441)      (489,354)

OTHER INCOME (EXPENSES)
  Interest income                              39,363         49,799
  Miscellaneous income                            218              -
					  ------------    -----------
		NET INCOME/(LOSS)           ($226,860)     ($439,555)
					  ============    ===========

Net income/(loss) per common share             ($0.19)        ($0.38)
					  ============    ===========








See accompanying notes to consolidated financial statements.

		 GOLD STANDARD, INC. AND SUBSIDIARIES
		 CONSOLIDATED STATEMENTS OF CASH FLOWS
	  Three months periods ended January 31, 1999 and 1998

					       Three months ended
						January 31, 1999
					  ---------------------------
					      1999           1998
					  ------------   ------------
					   (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                       $ (226,860)    $ (439,555)
    Add (deduct) adjustments
     to cash basis:
       Depreciation                            13,575         14,130
       Unrealized loss on securities                -        (12,965)
       Increase (decrease) in:
	 Accounts payable                     (16,027)       (11,962)
	 Accrued liabilities                  (18,048)          (230)
       Decrease (increase) in:
	 Accrued interest                         562          8,718
	 Prepaid expenses                       1,291          2,220
	 Accounts receivable                   (1,532)             -
	 Securities available for sale              -         12,965
					  ------------    -----------

NET CASH PROVIDED BY/(USED IN)
OPERATING ACTIVITIES                         (247,039)      (426,679)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Property and equipment purchased            (1,642)             -
   Increase in certificates of deposit        (21,322)       (13,309)
					  -------------   ------------

NET CASH USED IN INVESTMENT ACTIVITIES        (22,964)       (13,309)

NET INCREASE (DECREASE) IN CASH              (270,003)      (439,988)

CASH BALANCE AT BEGINNING OF PERIOD         1,940,615      3,231,441
					  ------------    -----------

CASH BALANCE AT END OF PERIOD              $1,670,612     $2,791,453
					  ============    ===========


See accompanying notes to consolidated financial statements.

                 GOLD STANDARD, INC. AND SUBSIDIARIES
	      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		January 31, 1999 and October 31, 1998
			     (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	 The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

	 Financial Statements
	 --------------------

	 The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 1998, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at January 31, 1999, have been made. All such adjustments were of a normal, recurring nature.

	 Principles of Consolidation
	 ---------------------------

	 The accompanying consolidated financial statements at January 31, 1999, include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. A former subsidiary, Pan American Motor Sports, Inc. (PAMS) (formerly Big Pony Gold, Inc.) is no longer included in the consolidated financial statements but is being reported as an equity investment. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany transactions are eliminated.

	 Gold Standard South, a Utah corporation, was organized for the purpose of carrying on a property acquisition and gold exploration program in the country of Uruguay. Gold Standard Minas was organized for the purpose of carrying on a gold exploration program in the country of Brazil. Tormin S.A. holds certain mineral exploration concessions in Uruguay and is conducting exploration work on these properties.

         Investment in Mining Properties
	 -------------------------------

	 Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are either put into production, sold or abandoned. As of January 31, 1999, there were no geological areas under production.

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

NOTE 2 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

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

NOTE 3 - INVESTMENT IN AFFILIATE

	 During 1998 the Company changed its method of accounting for and reporting its investment in PAMS from the consolidated to the equity method due to the decline in their ownership interest from 64.4% to 20%. The Company adjusted the carrying value of the investment balance for the exchange of stock for assets, conversion of debt to equity, recognition of the cumulative losses to be reported under the equity method of accounting, and the recognition of losses for the current year since the effective date of the change in entity.

NOTE 4 - MINING PROPERTIES

	 The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in Western Utah, Southern Uruguay, Brazil and other South American locations. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see Note
	 1). No development costs have been capitalized on these properties through January 31, 1999.

NOTE 5 - STOCK WARRANTS

	 In connection with issuance of its common stock, the Company has issued warrants to others for the purchase additional shares at specified prices in the future. Unexercised warrants aggregate 368,750 shares at January 31, 1999. They carry a weighted average price of $24 per share and have a weighted average remaining life of 1.2 years.

NOTE 6 - WARRANTS ISSUED AS COMPENSATION

	 The Company has issued compensatory stock warrants to officers, employees and consultants during the coarse of business. No compensation expense has been recorded for these warrants.

	 Reported and pro forma net loss and loss per share for the period ended January 31, 1999 are as follows:

		  Net loss
		    As reported            $ (226,860)
		    Pro forma              $ (190,425)

                  Loss per share
		     As reported                 (.19)
		     Pro forma                   (.16)

	 The pro forma effect on net loss may not be representative of the pro forma effect on net income or loss for future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to warrants granted prior to January 1, 1995.

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

	 Stock warrant activity is summarized as follows:


							Avg.
						     Exercise
					 Shares        Price
					--------    ----------
	 Warrants outstanding
	   beginning of
	   period                        50,000        $20.50
	     Granted                         -             -
	     Exercised                       -             -
	     Canceled or
	       expired                       -             -
					---------

	 Warrants outstanding
	    and exercisable,
	    end of period                50,000        $20.50
					========

	The following table summarizes information about stock warrants outstanding and exercisable at January 31, 1999:

	     Exercise Price        Shares                 Life
	     --------------       --------               ------
		$20.00             43,750                 .6 yr
		 24.00              6,250                4.3 yrs
				  --------
				   50,000
				  ========

NOTE 7 - RELATED PARTY TRANSACTIONS

	 The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long term cash advances. As of January 31, 1999, the Company had receivables from these companies of $513,936, $1,537,553 and $219,665, respectively. All intercompany transactions have been eliminated in consolidation.

NOTE 8 - COMMITMENTS

	 To guarantee future reclamation commitments in Paraguay, the Company has obtained a standby letter of credit in the amount of $100,000. This letter of credit is secured with a $100,000 certificate of deposit.

NOTE 9 - INCOME TAXES

	 The Company has significant net operating loss and net capital loss carry forwards which should give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

	 The amounts and expiration dates of net operating loss carry forwards and investment tax credits at January 31, 1999 are detailed in the following summary:

				Federal         State         Net
			     Net Operating  Net Operating   Capital
	 Expiration Date         Loss           Loss          Loss
	 ---------------     -------------  -------------   -------

	 October 31, 1999    $      --      $   614,409    $    --
	 October 31, 2000           --              --        150,056
	 October 31, 2002           --              --         74,928
	 October 31, 2003      1,441,272            --        153,468
	 October 31, 2004        675,277            --            --
	 October 31, 2005      1,106,261            --            --
	 October 31, 2006        545,495            --            --
	 October 31, 2007        478,137            --            --
	 October 31, 2009        613,656            --            --
	 October 31, 2010        124,338        124,138           --
	 October 31, 2012         63,410         63,210           --
	 October 31, 2013        246,065        245,865           --
			      -----------   ------------   -----------
			      $5,293,911    $ 1,047,622     $ 378,452
			      ===========   ============= ===========

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

		      RESULTS OF OPERATIONS

     No revenue was generated through operations by the Registrant during the three month periods ended January 31, 1999 and 1998 and it is not expected that any operating revenue will be generated during 1999.
      The Registrant's operating activities have been solely exploration related and have been concentrated on their Uruguay, Brazil, and Paraguay properties. Exploration related expenses for the three month period ended January 31, 1999 were $168,968 ($391,368 for the three month period ended January 31, 1998). Exploration costs for the Registrant's Paraguay and Brazil properties have remained constant, however expenses for the Uruguay property have decreased significantly, contributing to the overall decrease in exploration expenses during the current year. Exploration expenses are expected to remain at approximately the same level for the remaining nine months of the current year.

     The Registrant's general and administrative expenses, excluding legal expenses totaled $80,437 for the three month period ended January 31, 1999 ($81,267 for the three month period ended January 31,
1998). The two most significant general and administrative expense categories during the three month period ended January 31, 1999 were
(a) professional and consulting fees $13,055 ($20,800 in 1998) and (b)
wages and salaries $39,000 ($38,000 in 1998).   The balance of general
and administrative expenses includes office supplies and expenses, office rent, travel, etc.

     The Registrant's management has been conscientious in striving to control general and administrative expenses. These expenses are expected to remain at approximately the same level for the remaining nine months of the current year.

                 LIQUIDITY AND CAPITAL RESOURCES

     In the absence of income from operations the Registrant will continue to rely on funds received in prior years for its operations. These funds include royalty revenues, lawsuit settlements, equity funding, and proceeds from sales of securities. The Registrant has no immediate plans to seek significant additional funding from any of these sources during 1999.

     The Registrant has no material capital commitments or agreements which would require significant outlays of capital during the remaining nine months of the year.

     Expenses in the remaining nine months of 1999 should remain close to the level during in the first three months of the year. In the short term, the Registrant has sufficient cash reserves to fund operations. In the long-term there can be no assurance that cash on hand will be sufficient for all operating costs. However, if necessary the Registrant will look to the issuance of additional equity capital. Based on past experience, the Registrant believes it has the ability to generate additional funds as needed.

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

     The Registrant has obtained a standby letter of credit in the amount of $100,000 which is pledged as security against future potential reclamation costs of mineral properties under exploration in Paraguay. Furthermore, the Registrant is not aware of any potential reclamation costs. Except for the above, the Registrant has no actual or potential involvement in environmental remediation activities.

                           YEAR 2000

     Gold Standard has addressed its requirements regarding Year 2000 issues, which generally refers to the inability of hardware, software, and control systems to correctly identify two digit references to specific years, beginning with the year 2000. The Company has minimal reliance on computer systems that produce financial information.

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

            PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.  Not Applicable

ITEM 2.     CHANGES IN SECURITIES.  Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
	    No items were presented for a vote of security holders during the period ended January 31, 1999.

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


				  Gold Standard, Inc.


Date   15 March 1999              By:/s/ Scott L. Smith


			     Exhibit Index

Exhibit No.     Description
-----------     -----------
27   Financial Data Schedule.