Form 10-K/A
period 1998-10-31
GOLD STANDARD INC
filed 1999-04-29
CIK 42136

SECURITIES AND EXCHANGE COMMISSION

		      Washington, D.C.  20549

			     FORM 10-K/A

	     Annual Report Pursuant to Section 13 or 15(d) of
		    the Securities Exchange Act of 1934


For the Fiscal Year Ended October 31, 1998 Commission File No. 0-9496
			  ----------------                     -------

			    GOLD STANDARD, INC.
			    -------------------

	 (Exact name of registrant as specified in its charter)

	       Utah                                 87-0302579
 -------------------------------                 ---------------
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification No.)


Suite 712 Kearns Building, Salt Lake City, Utah            84101
- -----------------------------------------------          ---------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (801) 328-4452
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

Name of Director/                           Offices Held in   Director
Executive Officer                      Age     Registrant      Since
- -----------------                     ----- ---------------   --------

Scott L. Smith
- --------------
For the past five years, the           72   Chairman of the      1972
principal occupation of Mr. Smith           Board, President
has been President and Chief                (Principal Executive
Executive Officer of Registrant.            Officer) and Treasurer
Other than subsidiaries of                  (Principal Financial
Registrant, he does not serve as            Officer and Chief
a director of any other public              Accounting Officer)
corporation with the exception
of Thyssen Mining Exploration,
in Vancouver, British Columbia,
Canada.

Bret C. Decker
----------------
For the past five years, the           44   Vice President       1996
principal occupation of Mr. Decker          and Secretary (1)
Decker has been as a consultant to
Registrant and its subsidiaries.
Mr. Decker is an officer and director
of Panamerican Motor Sports.

Charles W. Shannon
--------------------
For the past five years, the           82   Secretary(1)         1979
principal occupation of Mr. Shannon
has been a mining consultant in
Salt Lake City, Utah.  He does not
serve as a director of any other
public corporation.

Gerald L. Sneddon                      68   Director             1996
-------------------
For the past five years, the
principal occupation of Mr. Sneddon
had been Executive Vice President
of MK Gold Corporation and is
presently a mining engineering
consultant.  Mr. Sneddon is a
director of Francisco Gold Corp.,
in Vancouver, British Columbia, Canada.

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

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT
- --------------------------------------------------

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

NOTE 1. On February 20, 1998, pursuant to the unanimous action of all of the directors of Registrant as set forth in a written action in lieu of meeting, Charles W. Shannon resigned as Secretary of Registrant and Bret C. Decker was appointed as Secretary.


			     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 1999                 GOLD STANDARD, INC.


				     By  /s/ Scott L. Smith
					 ---------------------------
					 Scott L. Smith, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


Date: April 27, 1999                    By /s/ Scott L. Smith
					------------------------------
					Scott L. Smith, Director
					Principal Executive Officer,
					Principal Financial Officer,
					and Chief Accounting Officer


Date: April 27, 1999                    By /s/ Bret C. Decker
					------------------------------
					Bret C. Decker, Director



Date: April 27, 1999                    By /s/ Charles W. Shannon
					------------------------------
					Charles W. Shannon, Director


Date:           , 1999                  By
     -----------                        ------------------------------
					Gerald L. Sneddon, Director