Form 10-Q
period 1999-04-30
GOLD STANDARD INC
filed 1999-06-14
CIK 42136

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended:         April 30, 1999
Commission File No. 0-9496
                            -------------------
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




















                               April 30, 1999

                   GOLD STANDARD, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   April 30, 1999 and October 31, 1998

                                 April 30, 1999     October 31, 1998
                                 --------------     ----------------
                                  (Unaudited)
        ASSETS

CURRENT ASSETS
   Cash and cash equivalents     $  1,451,567         $  1,940,615
   Certificates of deposit          1,289,243            1,252,723
   Accounts receivable                  6,992                4,312
   Accrued interest                     9,214                9,789
   Prepaid expenses                     1,513                4,094
                                 -------------        -------------
           TOTAL CURRENT ASSETS     2,758,529            3,211,533

PROPERTY AND EQUIPMENT
   Equipment and leasehold
     improvements                     106,448              131,956
                                 -------------        -------------
                                      106,448              131,956

OTHER ASSETS
   Investment in affiliate            351,943              351,943
   Deposits                             1,087                1,087
                                 -------------        -------------
                                      353,030              353,030
                                 -------------        -------------

                                 $  3,218,007         $  3,696,519
                                 =============        =============

     LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Accounts payable - trade      $     50,448         $     67,309
   Accrued liabilities                    460               18,518
   Income tax payable                     100                  100
                                 -------------        -------------
     TOTAL CURRENT LIABILITIES         51,008               85,927

STOCKHOLDERS' EQUITY
   Common Stock                         1,169                1,169
   Additional paid-in capital      13,197,456           13,197,456
   Accumulated deficit            (10,031,626)          (9,588,033)
                                 -------------        -------------
     TOTAL STOCKHOLDERS' EQUITY     3,166,999            3,610,592
                                 -------------        -------------
                                 $  3,218,007         $  3,696,519
                                 =============        =============

                         GOLD STANDARD, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
         Three and six month periods ended April 30, 1999 and 1998

                       Three months ended       Six months ended
                            April 30,               April 30,
                       ------------------       -----------------
                        1999        1998         1999       1998
                       ------      ------       ------     ------
                    (Unaudited) (Unaudited)  (Unaudited) (Unaudited)

INCOME FROM
  OPERATIONS         $          $            $            $

EXPENSES
   Depreciation         13,575        9,410       27,150      23,540
   Leasehold
    exploration and
    carrying costs     123,246       80,597      292,214     471,965
   General and
    administrative:
     Legal               4,219       17,819        7,680      20,408
     Other             110,489      102,758      190,926     184,025
                     ---------- ------------ ------------ -----------
NET LOSS FROM
     OPERATIONS       (251,529)    (210,584)    (517,970)   (699,938)

OTHER INCOME (EXPENSES)
   Interest income      32,803       29,146       72,166      78,945
   Miscellaneous income  1,992            -        2,210           -
   Gain (loss) on
     exchange                -      (10,000)           -     (10,000)
   Gain (loss) from
     investments             -     (101,409)           -    (101,409)
                     ---------- ------------ ------------ -----------

NET INCOME (LOSS)    $(216,734) $  (292,847) $  (443,594) $ (732,402)
                     ========== ============ ============ ===========

Net income (loss) per
  common share       $   (0.19) $     (0.25) $     (0.38) $    (0.63)
                     ========== ============ ============ ===========

                         GOLD STANDARD, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
         Three and six month periods ended April 30, 1999 and 1998

                       Three months ended       Six months ended
                            April 30,               April 30,
                       ------------------       -----------------
                        1999        1998         1999       1998
                       ------      ------       ------     ------
                    (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
CASH PROVIDED BY
 (USED IN) OPERATING
 ACTIVITIES
 Net income (loss)   $(216,734) $(292,847)   $(443,594)   $(732,402)
 Add (deduct) adjust-
   ments to cash basis:
     Depreciation       13,575      9,410       27,150       23,540
     Net exchange
      adjustment             -    793,500            -      793,500
     Decrease (increase)
       in:
       Accrued interest     13        (16)         575        8,702
       Prepaid expenses  1,290      2,773        2,581        4,993
       Accounts
        receivable      (1,148)         -       (2,680)           -
       Deposits              -      2,284            -        2,284
     Increase (decrease)
      in:
      Accounts payable    (833)   (34,400)     (16,860)     (58,927)
      Income tax payable     -       (200)           -          (50)
      Accrued liabilities  (10)       180      (18,058)        (200)
                     ---------- ----------   ----------   ----------
NET CASH PROVIDED BY
 (USED IN) OPERATING
 ACTIVITIES           (203,847)   480,684     (450,886)      41,440

CASH USED IN INVESTMENT
  ACTIVITIES
   Decrease (increase)
    in certificates
    of deposits        (15,198)    (4,526)     (36,520)     (17,935)
   Equipment purchased       -     (7,007)      (1,642)      (7,007)
   Decrease (increase)
    in of securities         -    240,333            -      252,998
   Increase in equity
    investments              -   (982,592)           -     (982,592)

NET CASH USED IN
INVESTMENT ACTIVITIES  (15,198)  (753,792)     (38,162)    (754,536)
NET INCREASE (DECREASE)
 IN CASH              (219,045)  (273,108)    (489,048)    (713,096)
CASH BALANCE AT
 BEGINNING OF
 PERIOD              1,670,612  2,791,453    1,940,615    3,231,441
CASH BALANCE AT END
  OF PERIOD         $1,451,567 $2,518,345   $1,451,567   $2,518,345
                    ========== ==========   ==========   ==========

                   GOLD STANDARD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    April 30, 1999 and October 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

     Financial Statements
     --------------------
     The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 1998, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at April 30, 1999, have been made. All such adjustments were of a normal, recurring nature.

     Principles of Consolidation
     ---------------------------
     The accompanying consolidated financial statements at April 30, 1999, include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. A former subsidiary, Pan American Motor Sports, Inc. (PAMS) (formerly Big Pony Gold, Inc.) is no longer included in the consolidated financial statements but is being reported as an equity investment. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany transactions are eliminated.

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

     Investment in Mining Properties
     -------------------------------
     Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are either put into production, sold or abandoned. As of April 30, 1999, there were no geological areas under production.

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


NOTE 4 - MINING PROPERTIES

     The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in Western Utah, Southern Uruguay, Brazil and other South American locations. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see Note 1). No development costs have been capitalized on these properties through April 30, 1999.


NOTE 5 - STOCK WARRANTS

     In connection with issuance of its common stock, the Company has issued warrants to others for the purchase additional shares at specified prices in the future. Unexercised warrants aggregate 368,750 shares at April 30, 1999. They carry a weighted average price of $24 per share and have a weighted average remaining life of 1.4 years.


NOTE 6 - WARRANTS ISSUED AS COMPENSATION

     The Company has issued compensatory stock warrants to officers, employees and consultants during the coarse of business. No compensation expense has been recorded for these warrants.

     Reported and pro forma net loss and loss per share for the period ended April 30, 1999 are as follows:

             Net loss
                As reported               $ (443,594)
                Pro forma                 $ (407,156)

             Loss per share
                As reported                     (.38)
                Pro forma                       (.35)

     The pro forma effect on net loss may not be representative of the pro forma effect on net income or loss for future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to warrants granted prior to January 1, 1995.

     The weighted-average fair values at date of grant for compensatory warrants were estimated using the Black-Scholes option pricing model, based on the following assumptions: (1) no expected dividend yields; (ii) an expected volatility rate of 80%; and (iii) expected weighted average lives of 1.8 years. The weighted-average risk-free interest rate applied was 6.20%.

     Stock warrant activity is summarized as follows:

                                                     Avg.
                                                   Exercise
                                         Shares      Price
                                        --------   --------
     Warrants outstanding
      beginning of period                50,000      $20.50
        Granted                               -           -
        Exercised                             -           -
        Canceled or expired                   -           -
                                        --------

     Warrants outstanding
      and exercisable,
      end of period                      50,000      $20.50
                                        ========

     The following table summarizes information about stock warrants outstanding and exercisable at April 30, 1999:


                  Exercise Price            Shares       Life
                  --------------            ------       ----
                      $20.00                43,750       .6 yr
                       24.00                 6,250      4.3 yrs
                                            ------

                                            50,000
                                            ======


NOTE 7 - RELATED PARTY TRANSACTIONS

     The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long term cash advances. As of April 30, 1999, the Company had receivables from these companies of $513,936, $1,618,737 and $232,615, respectively.
     All intercompany transactions have been eliminated in consolidation.

NOTE 8 - COMMITMENTS

     To guarantee future reclamation commitments in Paraguay, the Company has obtained a standby letter of credit in the amount of $100,000. This letter of credit is secured with a $100,000 certificate of deposit.

NOTE 9 - INCOME TAXES

     The Company has significant net operating loss and net capital loss carry forwards which should give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax assets.The amounts and expiration dates of net operating loss carry forwards and investment tax credits at April 30, 1999 are detailed in the following summary:

                               Federal         State          Net
                           Net Operating   Net Operating    Capital
     Expiration Date             Loss           Loss           Loss
     ---------------       -------------   -------------  ---------
     October 31, 1999       $        --    $   614,409    $       --
     October 31, 2000                --             --       150,056
     October 31, 2002                --             --        74,928
     October 31, 2003         1,441,272             --       153,468
     October 31, 2004           675,277             --            --
     October 31, 2005         1,106,261             --            --
     October 31, 2006           545,495             --            --
     October 31, 2007           478,137             --            --
     October 31, 2009           613,656             --            --
     October 31, 2010           124,338        124,138            --
     October 31, 2012            63,410         63,210            --
     October 31, 2013           246,065        245,865            --
                            -----------     ----------     ---------
                            $ 5,293,911    $ 1,047,622    $  378,452

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

                      RESULTS OF OPERATIONS

     No revenue was generated through operations by the Registrant during the three and six month periods ended April 30, 1999 and 1998 and it is not expected that any operating revenue will be generated during 1999.

     The Registrant's operating activities have been solely exploration related and have been concentrated on their Uruguay, Brazil, and Paraguay properties. Exploration related expenses for the six month period ended April 30, 1999 were $292,214 ($471,965 for the three month period ended April 30, 1998). Exploration costs for the Registrant?s Paraguay and Brazil properties have remained constant, however expenses for the Uruguay property have decreased significantly, contributing to the overall decrease in exploration expenses during the current year. Exploration expenses are expected to remain at approximately the same level for the remaining six months of the current year.

     The Registrant's general and administrative expenses, excluding legal expenses totaled $190,926 for the six month period ended April 30, 1999 ($184,025 for the six month period ended April 30, 1998).
The two most significant general and administrative expense categories during the six month period ended April 30, 1999 were (a) professional and consulting fees $58,453 ($57,738 in 1998) and (b) wages and
salaries $78,000 ($68,000 in 1998).   The balance of general and
administrative expenses includes office supplies and expenses, office rent, travel, etc.

     The Registrant's management has been conscientious in striving to control general and administrative expenses. With the exception of professional and consulting fees which should decrease, general and administrative expenses are expected to remain at approximately the same level for the remaining six months of the current year.

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

     With the exception of professional and consulting fees which should decrease, expenses in the remaining six months of 1999 should remain close to the level during in the first six months of the year. In the short term, the Registrant has sufficient cash reserves to fund operations. In the long-term there can be no assurance that cash on hand will be sufficient for all operating costs. However, if necessary the Registrant will look to the issuance of additional equity capital. Based on past experience, the Registrant believes it has the ability to generate additional funds as needed.


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

            PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.  Not Applicable

ITEM 2.     CHANGES IN SECURITIES.  Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            No items were presented for a vote of security holders during the period ended April 30, 1999.

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


                                 Gold Standard, Inc.


Date   8 June 1999               By:/s/ Scott L. Smith


                             Exhibit Index

Exhibit No.    Description
------------   -----------
   27          Financial Data Schedule.