Form 10-Q
period 1999-07-31
GOLD STANDARD INC
filed 1999-09-14
CIK 42136

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarterly Period Ended:         July 31, 1999

Commission File No. 0-9496

                            -------------------
                            GOLD STANDARD, INC.
                            -------------------

         (Exact name of registrant as specified in its charter)

               Utah                             87-0302579
 -------------------------------          ------------------------
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)            Identification No.)


Suite 712 Kearns Building, Salt Lake City, Utah             84101
-------------------------------------------------        ----------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (801) 328-4452
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




















                              July 31, 1999

                   GOLD STANDARD, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   July 31, 1999 and October 31, 1998

                                      July 31, 1999        October 31, 1998
                                      -------------        ----------------
                                        (Unaudited)
          ASSETS

CURRENT ASSETS
  Cash and cash equivalents            $ 1,312,249           $ 1,940,615
  Certificates of deposit                1,282,596             1,252,723
  Accounts receivable                        6,992                 4,312
  Accrued interest                          24,737                 9,789
  Prepaid expenses                           4,295                 4,094
                                       ------------          ------------
         TOTAL CURRENT ASSETS            2,630,869             3,211,533

PROPERTY AND EQUIPMENT
  Equipment and leasehold
   improvements                             92,873               131,956
                                       ------------          ------------
                                            92,873               131,956
OTHER ASSETS
  Investment in affiliate                  351,943               351,943
  Deposits                                   1,087                 1,087
                                       ------------          ------------
                                           353,030               353,030
                                       ------------          ------------
                                       $ 3,076,772           $ 3,696,519
                                       ============          ============

         LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Accounts payable - trade             $    49,689           $    67,309
  Accrued liabilities                          460                18,518
  Income tax payable                           100                   100
                                       ------------          ------------
         TOTAL CURRENT LIABILITIES          50,249                85,927

STOCKHOLDERS' EQUITY
  Common stock                               1,169                 1,169
  Additional paid-in capital            13,197,456            13,197,456
  Accumulated deficit                  (10,172,102)           (9,588,033)
                                       ------------          ------------
         TOTAL STOCKHOLDERS' EQUITY      3,026,523             3,610,592
                                       ------------          ------------
                                       $ 3,076,772           $ 3,696,519
                                       ============          ============

                               GOLD STANDARD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           Three and nine month periods ended July 31, 1999 and 1998

                               Three months ended       Nine months ended
                                     July 31,               July 31,
                             ---------------------  -----------------------
                                1999       1998        1999        1998
                             ---------- ----------  ---------- ------------
                            (Unaudited) (Unaudited) (Unaudited) (Unaudited)

INCOME FROM OPERATIONS       $       -  $       -   $       -  $         -

 EXPENSES
  Depreciation                  13,575     11,770      40,725       35,310
   Leasehold exploration
    and carrying costs          75,251    252,238     367,465      724,203
   General and administrative:
    Legal                       11,952      6,870      19,632       27,278
    Other                       71,267     72,084     262,193      256,109
                             ---------- ----------  ---------- ------------
     NET LOSS FROM OPERATIONS (172,045)  (342,962)   (690,015)  (1,042,900)

 OTHER INCOME (EXPENSES)
  Interest income               31,568     43,431     103,734      122,376
  Miscellaneous income               -          -       2,210           -
  Gain (loss) on exchange            -          -           -      (10,000)
  Gain (loss) from investments       -          -           -     (101,409)
                             ---------- ----------  ---------- ------------
NET INCOME (LOSS)            $(140,477) $(299,531)  $(584,071) $(1,031,933)
                             ========== ==========  ========== ============
Net income (loss)
 per common share            $   (0.12) $   (0.26)  $   (0.50) $     (0.88)
                             ========== ==========  ========== ============

CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES
   Net income (loss)         $(140,477) $ (299,531) $ (584,071) $(1,031,933)

    Add (deduct)adjustments
     to cash basis:
      Depreciation              13,575      11,770      40,725       35,310
      Net exchange adjustment        -           -           -      793,500
      Decrease (increase) in:
       Accrued interest        (15,523)     (7,697)    (14,948)       1,005
       Prepaid expenses         (2,782)     (1,465)       (201)       3,528
       Accounts receivable           -           -      (2,680)           -
       Deposits                      -           -           -        2,284

      Increase (decrease) in:
       Accounts payable          (758)     (5,830)    (17,618)     (64,757)
       Income tax payable           -           -           -          (50)
       Accrued liabilities          -           2     (18,058)        (198)
                           ----------- ----------- ----------- ------------
   NET CASH PROVIDED BY
      (USED IN) OPERATING
      ACTIVITIES             (145,965)   (302,751)   (596,851)    (261,311)

CASH USED IN INVESTMENT ACTIVITIES
  Decrease (increase) in
   certificates of deposits     6,647     (27,430)    (29,873)     (45,365)
  Equipment purchased               -           -      (1,642)      (7,007)
  Decrease (increase) in
   of securities                    -           -           -      252,998
  Increase in equity
   investments                      -           -           -     (982,592)
                           ----------- ----------- ----------- ------------
     NET CASH USED IN
      INVESTMENT ACTIVITIES     6,647     (27,430)    (31,515)    (781,966)

NET INCREASE
 (DECREASE) IN CASH          (139,318)   (330,181)   (628,366)  (1,043,277)

CASH BALANCE AT
 BEGINNING OF PERIOD        1,451,567   2,518,345   1,940,615    3,231,441
                           ----------- ----------- ----------- ------------
CASH BALANCE AT
 END OF PERIOD             $1,312,249  $2,188,164  $1,312,249  $ 2,188,164
                           =========== =========== =========== ============

                   GOLD STANDARD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    July 31,1999 and October 31, 1998
                              (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

   Financial Statements
   --------------------
   The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 1998, has been taken from the audited finan-cial statements at that date. In the opinion of management, all adjust-ments necessary to present fairly the financial position, results of operations and cash flow at July 31, 1999, have been made. All such adjustments were of a normal, recurring nature.

   Principles of Consolidation
   ---------------------------
   The accompanying consolidated financial statements at July 31, 1999, include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. A former subsidiary, Pan American Motor Sports, Inc. (PAMS) (formerly Big Pony Gold, Inc.) is no longer included in the consolidated financial state-ments but is being reported as an equity investment. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All signifi-cant intercompany transactions are eliminated.

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

   Investment in Mining Properties
   -------------------------------
   Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are either put into production, sold or abandoned. As of July 31, 1999, there were no geological areas under production.

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


NOTE 3 - INVESTMENT IN AFFILIATE

   During 1998 the Company changed its method of accounting for and report-ing its investment in PAMS from the consolidated to the equity method due to the decline in their ownership interest from 64.4% to 20%. The Company adjusted the carrying value of the investment balance for the exchange of stock for assets, conversion of debt to equity, recognition of the cumulative losses to be reported under the equity method of accounting, and the recognition of losses for the current year since the effective date of the change in entity.


NOTE 4 - MINING PROPERTIES

   The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in Western Utah, Southern Uruguay, Brazil and other South American locations. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see
   Note 1). No development costs have been capitalized on these properties through July 31, 1999.


NOTE 5 - STOCK WARRANTS

   In connection with issuance of its common stock, the Company has issued warrants to others for the purchase additional shares at specified prices in the future. Unexercised warrants aggregate 368,750 shares at July 31, 1999. They carry a weighted average price of $24 per share and have a weighted average remaining life of 1.2 years.


NOTE 6 - WARRANTS ISSUED AS COMPENSATION

   The Company has issued compensatory stock warrants to officers, employ-and consultants during the coarse of business. No compensation expense has been recorded for these warrants.

   Reported and pro forma net loss and loss per share for the period ended July 31, 1999 are as follows:

           Net loss
                As reported            $ (584,071)
                Pro forma              $ (547,633)

           Loss per share
                As reported                  (.50)
                Pro forma                    (.47)

   The pro forma effect on net loss may not be representative of the pro forma effect on net income or loss for future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to warrants granted prior to January 1, 1995.

   The weighted-average fair values at date of grant for compensatory warrants were estimated using the Black-Scholes option pricing model, based on the following assumptions: (i) no expected dividend yields;
   (ii) an expected volatility rate of 80%; and (iii) expected weighted average lives of 1.6 years. The weighted-average risk-free interest rate applied was 6.20%.

   Stock warrant activity is summarized as follows:

                                                     Avg.
                                                  Exercise
                                       Shares       Price
                                       ------     --------
          Warrants outstanding
            beginning of period        50,000      $20.50
              Granted                       -           -
              Exercised                     -           -
              Canceled or expired           -           -
                                       ------
          Warrants outstanding
            and exercisable,
            end of period              50,000      $20.50
                                       ======

   The following table summarizes information about stock warrants out-standing and exercisable at July 31, 1999:


          Exercise Price                Shares                 Life
          --------------                ------                -------
             $20.00                     43,750                 .4 yr
              24.00                      6,250                4.1 yrs
                                        ------
                                        50,000
                                        ======

NOTE 7 - RELATED PARTY TRANSACTIONS

   The Company has funded the majority of the operations of its subsidi-aries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long term cash advances. As of July 31, 1999, the Company had receivables from these companies of $513,936, $1,700,013 and $232,615, respectively. All intercompany transactions have been eliminated in consolidation.


NOTE 8 - COMMITMENTS

   To guarantee future reclamation commitments in Paraguay, the Company has obtained a standby letter of credit in the amount of $100,000. This letter of credit is secured with a $100,000 certificate of deposit.


NOTE 9 - INCOME TAXES

   The Company has significant net operating loss and net capital loss carry forwards which should give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax assets. The amounts and expiration dates of net operating loss carry forwards and investment tax credits at July 31, 1999 are detailed in the following summary:


                                  Federal       State
                                    Net          Net          Net
                                 Operating    Operating     Capital
            Expiration Date         Loss         Loss         Loss
                                 ----------   ----------   --------
            October 31, 1999     $        -   $  614,409   $      -
            October 31, 2000              -            -    150,056
            October 31, 2002              -            -     74,928
            October 31, 2003      1,441,272            -    153,468
            October 31, 2004        675,277            -          -
            October 31, 2005      1,106,261            -          -
            October 31, 2006        545,495            -          -
            October 31, 2007        478,137            -          -
            October 31, 2009        613,656            -          -
            October 31, 2010        124,338      124,138          -
            October 31, 2012         63,410       63,210          -
            October 31, 2013        246,065      245,865          -
                                 ----------   ----------   --------
                                 $5,293,911   $1,047,622   $378,452
                                 ==========   ==========   ========
Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.
            ----------------------------------------------

                               INTRODUCTION

   Gold Standard, Inc. and its subsidiaries (the Registrant) are princi-pally engaged in the acquisition, exploration, and if warranted, develop-ment of oil and gas and gold mineralized properties. Its activities are concentrated, for the most part, in Uruguay, Brazil and Paraguay.


                         RESULTS OF OPERATIONS

   No revenue was generated through operations by the Registrant during the three and nine month periods ended July 31, 1999 and 1998 and it is not expected that any operating revenue will be generated during 1999.

   The Registrant's operating activities have been solely exploration related and have been concentrated on their Uruguay, Brazil, and Paraguay properties. Exploration related expenses for the nine month period ended July 31, 1999 were $367,465 ($724,203 for the nine month period ended
July 31, 1998). Exploration costs for the Registrant's Paraguay and Brazil properties have remained constant, however expenses for the Uruguay prop-erty have decreased significantly, contributing to the overall decrease in exploration expenses during the current year. Exploration expenses are expected to remain at approximately the same level for the remaining three months of the current year.

   The Registrant's general and administrative expenses, excluding legal expenses totaled $262,193 for the nine month period ended July 31, 1999 ($256,109 for the nine month period ended July 31, 1998). The two most significant general and administrative expense categories during the nine month period ended July 31, 1999 were (a) professional and consulting fees $67,355 ($63,638 in 1998) and (b) wages and salaries $117,000 ($107,000 in
1998). The balance of general and administrative expenses includes office supplies and expenses, office rent, travel, etc.

   The Registrant's management has been conscientious in striving to control general and administrative expenses. With the exception of pro-sessional and consulting fees which should decrease, general and adminis-trative expenses are expected to remain at approximately the same level for the remaining three months of the current year.

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

   With the exception of professional and consulting fees which should decrease, expenses in the remaining three months of 1999 should remain close to the level during in the first six months of the year. In the short term, the Registrant has sufficient cash reserves to fund operations. In the long-term there can be no assurance that cash on hand will be suffi-cent for all operating costs. However, if necessary the Registrant will look to the issuance of additional equity capital. Based on past experi-ence, the Registrant believes it has the ability to generate additional funds as needed.

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

                        PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.  Not Applicable

ITEM 2.     CHANGES IN SECURITIES.  Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            No items were presented for a vote of security holders during the period ended July 31, 1999.

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


                                 Gold Standard, Inc.


Date   September 14, 1999        By:  SCOTT L. SMITH




                             Exhibit Index

Exhibit No.    Description
------------   -----------
    27         Financial Data Schedule.