Form 10-K
period 1999-10-31
GOLD STANDARD INC
filed 2000-01-31
CIK 42136

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:                  October 31, 1999
                                             -----------------------------------
                                                        OR

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from -------------- to --------------

         Commission file number:                     001-08397

                               GOLD STANDARD, INC.
             ------------------------------------------------------
                 (Name of small business issuer in its charter)

                    UTAH                                  87-0302579
        -------------------------------               ------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

           136 South Main Street, Ste 712, Salt Lake City, Utah 84101
           ----------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number: (801) 328-4452

Securities registered under Section 12(b) of the Act:

                                                        Name of each exchange
         Title of each class                             on which registered

         Common Stock, $.001 par value                  Pacific Exchange, Inc.
         Common Stock, $.001 par value                 NASDAQ Small Cap Market

Securities registered under Section 12(g) of the Act:

         COMMON STOCK, PAR VALUE $.001 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past

12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES      X       NO
                  -------      -------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting common equity of the issuer held by non-affiliates, based upon the closing price of the Common Stock on December 31, 1999 as reported on The NASDAQ SmallCap Market, was approximately $1,154,576 (Assumes affiliates include only officers, directors and shareholders known to the issuer to beneficially own 10% or more of the Company's Common Stock.)

         The number of shares of the issuer's common equity outstanding as of December 31, 1999 was: 1,168,594 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement provided to shareholders in conjunction with its 2000 Annual Meeting of Shareholders to be held February 29, 2000, are incorporated into Part III of this Form 10-K.

Transitional Small Business Disclosure Format (check one):

         YES              NO     X
               ------          -------

                                     PART I

ITEM 1:           Description of Business.

         Gold Standard, Inc. was incorporated pursuant to the laws of the State of Utah on November 28, 1972, for the purpose of engaging in the exploration for, and the production and sale of, gold. Gold Standard, Inc. and its subsidiaries ("Registrant") are primarily engaged in acquiring, leasing and selling hard mineral properties and, if warranted, developing those properties which have the most economic potential. Registrant also seeks joint ventures or other financial arrangements with other companies to develop and/or operate the properties it controls. Presently, Registrant is an exploration stage company and there is no assurance that a commercially viable ore body (reserves) exists in any of Registrant's properties until further exploration work and drilling is done and a final feasibility report based upon such test results is concluded.

         In the 1994-1995 period, Registrant initiated a large land acquisition (mineral rights) program in the country of Brazil. Offices were established and staffed in the city of Curitiba in the state of Parana. Operations are carried on through the wholly-owned Brazilian subsidiary company, Gold Standard Minas, S.A. Presently this company has approximately twelve employees consisting of senior and junior geologists, technicians, prospectors, clerical and laborers. Gold Standard Minas, S.A. is presently involved in active exploration programs in the Brazilian states of Mato Grasso, Rondonia, Amazonas and Santa Catarina.

         During fiscal year 1999, Registrant engaged in mineral exploration in the United States, Brazil, Uruguay and Paraguay. Exploration activities will continue in 2000.

         Registrant did not engaged in any material business transactions during the fiscal year ended October 31, 1999. Further, except as otherwise described herein, no material expenditures have occurred during the Registrant's last three fiscal years for research and development activities, nor has compliance with federal, state and local environmental laws and regulations resulted in a material effect on the capital expenditures, earnings or competitive position of Registrant. Most of the time of Registrant's president is spent on Registrant's activities. In addition to the President, Registrant has two part-time employees located in Salt Lake City.

Item 2.  Description of Property.

         The Country of Brazil
         ---------------------

         Registrant, through its 100% owned subsidiary company Gold Standard Minas, S.A., in 1994 and 1995 acquired mineral rights to 1.5 million acres of land with priority and another 1 million acres application in the country of Brazil. These properties were selected by Registrant's geologists and were considered to be highly prospective for gold. To hold down the maintenance and carrying costs of this huge land position, priority was given to delineate the most prospective areas. In addition, the fall in the price of gold drastically reduced the competition for properties as the majority of mining exploration companies left the country or went out of business. Management did not feel the need to retain this large land position, and Registrant reduced its present holdings to nine parcels in granted or priority status in the aggregate of 47,040 acres. The claims are located in the states of Mato Grosso, Santa Catarina, Minas Gerais, Sao Paulo and Parana.

         The properties are in the initial stages of development. Generalized reconnaissance, including rock sampling, stream sediment, soil geochemistry, ground geophysics and geologic mapping are being conducted at this time. Current project areas undergoing detailed investigation by Registrant's geologists, technicians and prospectors include Rebeira in Sao Paulo, the state of Parana, Arcangelo and Resende Costa in the state of Minas Gerais. Registrant maintains fully staffed computerized offices in Curitiba, Parana. All full time employees and part time consultants are Brazilian.

         The Country of Uruguay
         ----------------------

         During 1999 Registrant decided to curtail operations in Uruguay, closed its offices there, and relinquished itself of its property holdings. Presently, Registrant still retains a geologist on a part time basis in Uruguay. Office fixtures, laboratory equipment and vehicles have been placed in storage.

         The Country of Paraguay
         -----------------------

         Registrant was approached in 1998 by Dr. Patrick Delaney, a professor of geology residing in Rio de Janeiro, Brazil. Dr. Delaney had been working several years on the theory that southwestern Paraguay was an overlooked area and that it was a basin capable of hosting commercial quantities of oil and gas. Registrant obtained an exclusive hydrocarbon prospecting permit from the government in the area known as the Pilar Basin. This permit encompassed 3,447,500 acres.

         Registrant commenced its exploration program under the direction of Dr. Delaney in late 1998. In 1999 Dr. Delaney was diagnosed with prostate cancer and died in the early stages of exploration. Without Dr. Delaney to direct and spearhead the operation, Registrant decided to abandon the project. In October, 1999 Registrant left the oil and gas exploration business in Paraguay.

Item 3.  Legal Proceedings.

         There are no material legal proceedings pending against or involving the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Registrant did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended October 31, 1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The common stock of Registrant is traded on NASDAQ and on the Pacific Stock Exchange. The principal market makers of Registrant's common stock on the NASDAQ system are Market Makers, Wilson Davis & Co., Inc., Mayer & Schweitzer, Inc., Troster Singer Corp., Nash Weiss, and Sherwood Securities Corp. However, Registrant has made no independent verification of the magnitude of the transactions of any of the above-mentioned or other firms. Other broker/dealers may also make a market in Registrant's stock.

         Market Prices of Common Stock
         -----------------------------

         The following table sets forth, for the periods indicated, the prices of Registrant's common stock from the NASDAQ Small Cap Market.

          Fiscal             Quarterly                     Sales Prices
           Year               Period                  High              Low
          ------           -------------              ----              ---

          1999:*           First Quarter             $3.38             $1.00
                           Second Quarter             2.00              1.25
                           Third Quarter              2.50              1.19
                           Fourth Quarter             4.00              1.25

          1998:*           First Quarter            $13.83             $8.66
                           Second Quarter             8.29              4.50
                           Third Quarter              6.42              5.09
                           Fourth Quarter             4.05              1.67

*Restated to reflect two reverse stock splits occurring on April 1, 1998 and December 1, 1998.

         There were approximately 2,013 record holders of the Registrant's common stock as of October 31,1999. Registrant has not declared or paid any dividends with respect to its common stock during the past two years. Registrant has no present intention to pay any such dividends in the foreseeable future due to its limited financial resources and the desire of Registrant's management to reinvest most of whatever revenue it might obtain into additional properties and investments.

Item 6. Selected Financial Data.

The selected financial data is presented on a consolidated basis with the Company's wholly owned and partially owned subsidiaries. A discussion of the changes in the results of operations is included in this document at Item 7. A summary of selected financial data for the five fiscal years ended October 31, 1999, is presented below:





                                                                 Fiscal Years Ended October 31,
                                        1999              1998                1997               1996             1995
                                     -----------       -----------        -----------        -----------       -----------

STATEMENT OF
  OPERATIONS DATA
Operating revenue                    $       -         $       -          $       -          $   649,926       $   485,624
Operating expense                        805,976         1,433,648          1,174,684            906,519           928,900
                                     -----------       -----------        -----------        -----------       -----------
Operating loss                          (805,976)       (1,433,648)        (1,174,684)          (256,593)         (443,276)

Other income
 (expense)                                27,638          (254,716)           (96,535)          (121,926)         (195,065)
                                     -----------       -----------        -----------        -----------       -----------

Net loss before
 income taxes                           (778,338)       (1,688,364)        (1,271,219)          (378,519)         (638,341)
Income tax expense                          (100)             (100)              (100)              (300)             (200)
                                     -----------       -----------        -----------        -----------       -----------

Net loss                                (778,438)       (1,688,464)        (1,271,319)          (378,819)         (638,541)
                                     -----------       -----------        -----------        -----------       -----------

Basic and diluted
 loss per share                            $(.67)      $     (1.44)       $     (1.09)       $      (.37)      $      (.69)
                                     -----------       -----------        -----------        -----------       -----------

Weighted average
 shares out-
 standing                              1,168,594         1,168,594          1,168,594          1,031,015           925,552

BALANCE SHEET DATA
Current assets                       $ 2,485,948       $ 3,211,533        $ 4,408,033        $ 5,692,504       $ 2,604,017
Current
  liabilities                             13,905            85,927             95,067            128,274           120,162
Total assets                           2,846,059         3,696,519          5,400,272          6,677,761         3,281,856
Stockholders'
  equity                               2,832,154         3,610,592          5,305,205          6,549,487         3,161,694


         In 1997, the Company had a temporary unrealized holding gain of $27,037 on securities held which are classified as available-for-sale. This unrealized gain was recorded as other comprehensive income in equity.

         In 1996, the Company had a temporary unrealized holding loss of $20,888 on securities classified as available-for-sale. This unrealized loss was recorded as other comprehensive loss in equity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  INTRODUCTION

          The Registrant is principally engaged in the acquisition, exploration, and if warranted, development of hard mineral properties. Its activities during 1999 were concentrated, for the most part, in Brazil, Uruguay and Paraguay.




                              RESULTS OF OPERATIONS

          No revenue was generated by company operations for the years ended October 31, 1999, 1998 and 1997.

          The Registrant has focused its exploration activities during the three years in the reporting period on its mineral holdings in South America. Exploration costs incurred at these locations are summarized as follows:


                                                                     Year Ended October 31,
                                                              1999            1998              1997
                                                          ----------       ----------        ----------

          South American Properties
             Brazil                                       $  302,157       $  728,415        $  847,666
             Uruguay                                          19,064          261,710           (60,908)
             Paraguay                                         84,311           32,994            16,558
                                                          ----------       ----------        ----------

                                                             405,532        1,023,119           803,316
                                                          ----------       ----------        ----------

          Utah Properties                                        -                 -              4,954
                                                          ----------        ----------       ----------

                                                          $  405,532       $1,023,119        $  808,270
                                                          ==========       ==========        ==========


          Exploration costs in Brazil declined 58.5% to $302,157 in 1999, following a decline of 14.19% in exploration costs from 1997 to 1998.

          Exploration costs in Uruguay declined to $19,064 during 1999. The Registrant will discontinue exploration activities in this country in 2000. In 1997, the Registrant identified an over-accrual of $60,908 of expenses relating to its Uruguay operation. In 1998, the Registrant acquired its former subsidiary's Uruguay activities. The results of operations of its former subsidiary, Big Pony Gold (since renamed to Pan American Motorsports, Inc.) were restated under the equity method for 1997 and earlier periods. As a result of this restatement, Big Pony Gold's Uruguay operations were removed from the Registrant's exploration activities. Subsequent to the acquisition of Big Pony Gold's Uruguay assets, the Registrant increased its exploration activities in 1998 and expended $261,710 during that period.

          During the period ended October 31, 1997, the Registrant conducted a preliminary geologic evaluation in the country of Paraguay. The Registrant's geologists believe that a portion of the country's regional geology has been misinterpreted. Exploration costs in 1999 increased 155% to $84,311 as a result of the Registrant's heightened interest in this area. However, due to the death of a key employee in Paraguay, exploration in that country has been discontinued for the foreseeable future.

          The Registrant has funded its operations with settlement proceeds from a suit prior to 1996 and through equity financing during the most recent three years. This equity financing is described more fully under the Liquidity and Capital Resources section of this discussion. The Registrant does not anticipate receiving a material amount of operating revenue within the foreseeable future, and as such, the current trend in losses from operations is expected to continue. The Registrant's current business plans call for the continued exploration of potential mineral and oil and gas deposits. Future operating losses will be funded through the cash, cash equivalents and certificates of deposit currently on hand or through obtaining additional equity capital.

          The most significant component of expenses which has contributed to the Registrant's net operating losses for the past three fiscal years is exploration (shown above). The Registrant's other general and administrative expenses have remained fairly constant for the past three years. The two most significant expense categories included in general and administrative expenses are (a) professional fees, and (b) wages and salaries. These two combined categories of expenses represented 64%, 70%, and 73% of the total general and administrative expenses during the years ended October 31, 1997 and 1998, and 1999, respectively. These two expense categories are further discussed as follows:

         a. The majority of professional fees included in general and administrative expense are those of attorneys, consultants, auditors and accountants. During each of the three years in the period ended October 31, 1999, legal fees included in general and administrative expenses totaled $10,149 in 1997, $28,515 in 1998, and $29,550 in 1999. Audit, accounting and outside consultants fees for the periods totaled $57,555 in 1997, $74,183 in 1998, and $70,634 in 1999.

         b. Wages, exclusive of payroll taxes, were $137,000 in 1997, $146,000 in 1998, and $156,000 in 1999.

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

          General and administrative expenses are expected to remain the same as in 1999. Exploration expense in South America is expected to continue to decrease in 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

          The Registrant relied solely on equity financing to provide needed working capital. Operations during 1997, 1998 and 1999 were funded from the following sources:

         a. In 1996 the Registrant exchanged rights to mineral properties located in Brazil for stock in a company. Subsequent sales of this stock generated approximately $300,000 in cash to fund operations.

         b. Working capital at October 31, 1997, 1998 and 1999 was $4,312,966, $3,125,606, and $2,832,154, respectively. The Registrant's working capital at October 31, 1999 is sufficient to fund its projected exploration activities in Brazil and to maintain a level of corporate operations consistent with the past several years.

          The Registrant has no immediate plans to seek significant funding during 2000 either through equity offerings or debt financing. The Registrant has no material capital commitments or agreements which would require significant outlays of capital during 2000. The Registrant's anticipated capital require ments for the next three fiscal years are as follows:


                                                                2000              2001             2002
                                                             ---------         ---------        ---------

          Leasehold exploration and
            carrying costs                                   $ 400,000         $ 375,000        $ 350,000
          Legal expenses                                        30,000            25,000           25,000
          Other general and
            administrative expenses                            300,000           300,000          300,000


          Expenses should remain close to the 1999 level. At this rate, the Registrant has cash and cash equivalents to meet its expenses for the next three fiscal years. The Registrant has no term debt and is expected to meet all of its obligations as they come due.

          In the short term, the Registrant has sufficient cash reserves to fund operations. In the long term, there can be no assurance that the cash on hand will be sufficient to defray all operating costs that will be incurred. In the event additional long-term cash funds are needed, the Registrant intends to obtain those funds through the issuance of additional equity capital. Based upon its twenty-three years of experience in generating equity capital, the Registrant believes it has the ability to generate additional funds when needed.

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

          Because the Registrant does not have a steady, dependable source of revenue, serious increases in inflation could increase the Registrant's general and administrative expenses and make it difficult to remain within its budget. However, the inflation rate has remained relatively low, with only a minor impact on the Registrant during 1997, 1998 and 1999. Management does not anticipate material increases in the inflation rate during the immediate future.

                       ENVIRONMENTAL RULES AND REGULATIONS

          The Registrant is not aware of any noncompliance with environmental rules and regulations, nor has the Registrant been cited by any local, state or national agency either in the United States or South America for noncompliance with environmental rules and regulations.

          As of October 31, 1999, the Registrant has obtained a standby letter of credit in the amount of $100,000 pledged as security for operations in Paraguay. Furthermore, the Registrant is not aware of any potential reclamation costs in any of the areas in which it is conducting exploration. Except for the above, the Registrant has no actual or potential involvement in environmental remediation activities.

                           FORWARD-LOOKING STATEMENTS

          The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond the Company's control including changes in global economic conditions, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward-looking statements a wide range of factors could materially affect future developments and performance, including the following:

          Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which the Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede the Company's access to, or increase the cost of, external financing for its operations and investments; increased competitive pressures, both domestically and internationally; legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

          This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          Not applicable pursuant to Regulation S-K, Item 305, Instruction (e).

Item 8.   Financial Statements and Supplementary Data.

          The following Consolidated Financial Statements of the Company and its subsidiaries for the year ended October 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1999, are filed as part of this report:

Report of Foote, Passey, Griffin & Company, Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders' Equity

Notes to Consolidated Financial Statements



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Stockholders
Gold Standard, Inc.

We have audited the accompanying consolidated balance sheets of Gold Standard, Inc. and Subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended October 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gold Standard, Inc. and Subsidiaries as of October 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years ended October 31, 1999, 1998, and 1997 in conformity with generally accepted accounting principles.



FOOTE, PASSEY, GRIFFIN & CO., LC




Salt Lake City, Utah
January 11, 2000

                              FINANCIAL STATEMENTS

                      Gold Standard, Inc., and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   October 31,


                                     ASSETS

                                                                                       1999                  1998
                                                                                   -----------           -----------


CURRENT ASSETS
       Cash and cash equivalents                                                   $ 1,173,257           $ 1,940,615
       Certificates of deposit ($100,000
          restricted in 1999)                                                        1,284,425             1,252,723
       Accounts receivable                                                               6,992                 4,312
       Accrued interest                                                                  9,192                 9,789
       Prepaid expenses                                                                 12,082                 4,094
                                                                                   -----------           -----------

             Total current assets                                                    2,485,948             3,211,533
                                                                                   -----------           -----------

PROPERTY AND EQUIPMENT, at cost
       Furniture and equipment                                                         114,443               119,850
       Transportation equipment                                                        164,341               195,390
       Leasehold improvements                                                            3,200                 3,200
                                                                                   -----------           -----------
                                                                                       281,984               318,440
       Less accumulated depreciation and amortization                                 (202,521)             (186,484)
                                                                                   -----------           -----------

                                                                                        79,463               131,956
                                                                                   -----------           -----------
OTHER ASSETS
       Investment in affiliate                                                         279,958               351,943
       Deposits                                                                            690                 1,087
                                                                                   -----------           -----------

                                                                                       280,648               353,030
                                                                                   -----------           -----------

                                                                                   $ 2,846,059           $ 3,696,519
                                                                                   ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Trade accounts payable                                                      $     9,630           $    67,309
       Accrued liabilities                                                               4,175                18,518
  Income taxes payable                                                                     100                   100
                                                                                   -----------           -----------

             Total current liabilities                                                  13,905                85,927
                                                                                   -----------           -----------

STOCKHOLDERS' EQUITY
       Common stock - authorized  100,000,000
          shares of .001 par value;  issued,
          and outstanding 1,168,594 shares
          in 1999 and 1998                                                               1,169                 1,169
       Additional paid-in capital                                                   13,197,456            13,197,456
       Accumulated deficit                                                         (10,366,471)           (9,588,033)
                                                                                   -----------           -----------

                                                                                     2,832,154             3,610,592
                                                                                   -----------           -----------

                                                                                   $ 2,846,059           $ 3,696,519
                                                                                   ===========           ===========




        The accompanying notes are an integral part of these statements.




                      Gold Standard, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Years ended October 31,



                                                                   1999                 1998                  1997
                                                               ------------         ------------          -----------


REVENUE                                                        $        -           $        -            $       -
                                                               ------------          -----------          -----------

EXPENSES
       General and administrative
        Legal                                                        29,550               28,515               10,149
        Other                                                       322,854              327,329              310,587
       Leasehold exploration and
        carrying costs                                              405,532            1,023,119              808,270
       Depreciation and amortization                                 48,040               54,685               45,678
                                                               ------------         ------------          -----------

                                                                    805,976            1,433,648            1,174,684
                                                               ------------         ------------          -----------

          Net loss from operations                                 (805,976)          (1,433,648)          (1,174,684)
                                                               ------------         ------------          -----------

OTHER INCOME (EXPENSE)
       Interest income                                              105,060              151,225              223,569
       Loss from equity investment                                  (71,985)            (198,139)            (291,352)
       Loss on securities available-for-
        sale                                                            -               (101,409)             (18,783)
       Loss on exchange of stock for
        rights                                                          -                (90,569)                 -
       Loss on disposal of equipment                                 (5,437)             (15,824)              (9,969)
                                                               ------------         ------------          -----------

                                                                     27,638             (254,716)             (96,535)
                                                               ------------         ------------          -----------

Net loss before income taxes                                       (778,338)          (1,688,364)          (1,271,219)

INCOME TAX EXPENSE                                                      100                  100                  100
                                                               ------------         ------------          -----------

NET LOSS                                                           (778,438)          (1,688,464)          (1,271,319)

OTHER COMPREHENSIVE INCOME
       Unrealized holding gain                                          -                    -                  6,149
                                                               ------------         ------------          -----------

COMPREHENSIVE LOSS                                             $   (778,438)        $ (1,688,464)         $(1,265,170)
                                                               ============         ============          ===========


Basic and diluted earnings
       per share
        Net loss per share                                            $(.67)              $(1.44)              $(1.09)
                                                                      =====               ======               ======

Weighted average number of
       shares outstanding                                         1,168,594            1,168,594            1,168,594
                                                                  =========            =========            =========







        The accompanying notes are an integral part of these statements.



                      Gold Standard, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             Years ended October 31,



                                                                   1999                 1998                 1997
                                                               ------------         ------------          -----------

Common stock
       Balance at beginning and end
        of period                                              $      1,169         $      1,169          $     1,169
                                                               ------------         ------------          -----------

Additional paid-in capital
       Balance at beginning and end
        of period                                                13,197,456           13,197,456           13,197,456
                                                               ------------         ------------          -----------

Other comprehensive income (loss)
       Balance at beginning of period                                   -                    -                (20,888)
       Net unrealized holding gain on
        securities available-for-sale                                   -                    -                 27,037
                                                               ------------         ------------          -----------

          Balance end of period                                        -                     -                  6,149
                                                               ------------         ------------          -----------

Accumulated deficit
       Balance at beginning of period                            (9,588,033)          (7,899,569)          (6,628,250)

       Net loss                                                    (778,438)          (1,688,464)          (1,271,319)
                                                               ------------         ------------          -----------

          Balance end of period                                 (10,366,471)          (9,588,033)          (7,899,569)
                                                               ------------         ------------          -----------

                                                               $  2,832,154         $  3,610,592          $ 5,305,205
                                                               ============         ============          ===========











        The accompanying notes are an integral part of these statements.




                      Gold Standard, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years ended October 31,



                                                                        1999                1998               1997
                                                                    ------------        -----------         -----------


Increase (decrease) in cash
      and cash equivalents

Cash flows from operating activities:
      Net loss                                                      $   (778,438)       $(1,688,464)        $(1,271,319)
      Adjustments to reconcile net
        loss to net cash and cash
        equivalents used in operating
        activities:
          Depreciation and amortization                                   48,040             54,685              45,678
          Loss from equity investment                                     71,985            198,139             291,352
          Loss on disposal of equipment                                    5,437             15,824               9,969
          Loss from available-for-sale
             securities                                                      -              101,409              18,783
          Loss on exchange of stock for
             rights                                                          -               90,569                 -
        Write-off of deferred liability                                      -                  -               (61,000)
      Decrease (increase) in assets:
        Accounts Receivable                                               (2,680)            (4,312)                -
        Accrued interest                                                     597               (750)             (3,343)
        Prepaid expenses                                                  (7,988)             2,750              (6,844)
        Deposits                                                             397               (397)                -
      Increase (decrease) in liabilities:
        Trade accounts payable                                           (57,679)            (7,524)               (538)
        Accrued liabilities                                              (14,343)           (11,016)             28,331
                                                                    ------------        -----------         -----------

          Net cash used in
            operating activities                                        (734,672)        (1,249,087)           (948,931)
                                                                    ------------        -----------         -----------

Cash flows from investing activities:
      Proceeds from exchange of stock                                        -               23,551                 -
      Proceeds from disposal of equipment                                 18,401             20,525              17,500
      Investment in affiliate                                                -             (123,964)           (271,082)
      Proceeds from available-for-sale
        securities                                                           -              145,440                 -
      Purchase of certificate of deposit                                 (31,702)           (55,501)         (1,197,222)
      Property and equipment purchased                                   (19,385)           (15,277)            (91,485)
                                                                    ------------        -----------         -----------

          Net cash used in investing
             activities                                                  (32,686)            (5,226)         (1,542,289)
                                                                    ------------        -----------         -----------











                                   (Continued)




                      Gold Standard, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             Years ended October 31,



                                                                         1999               1998                1997
                                                                    ------------        -----------         -----------


          Net cash provided by
            financing activities                                             -                  -                   -
                                                                    ------------        -----------         -----------

          Net decrease in cash and
             cash equivalents                                           (767,358)        (1,254,313)         (2,491,220)

Cash and cash equivalents
      at beginning of year                                             1,940,615          3,194,928           5,686,148
                                                                    ------------        -----------         -----------

Cash and cash equivalents
      at end of year                                                $  1,173,257        $ 1,940,615         $ 3,194,928
                                                                    ============        ===========         ===========


Supplemental disclosures of cash flows information

Cash paid during the year for:

        Interest                                                    $        -          $       -           $       -
        Income taxes                                                $        100        $       100         $       100


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

                      Gold Standard, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            October 31, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A summary of the significant  accounting policies consistently applied
          in  the  preparation  of  the  accompanying   consolidated   financial
          statements follows.

             1.  Principles of Consolidation
                 ---------------------------

             The accompanying consolidated financial statements include the accounts of Gold Standard, Inc. (the Company), its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refer to Gold Standard, Inc. and its consolidated subsidiaries. All significant inter-company balances and transactions are eliminated.

             Gold Standard South, a Utah Corporation, was organized for the purpose of carrying on a property acquisition and gold exploration program in the country of Uruguay. Gold Standard Minas S.A. was organized for the purpose of carrying on a gold exploration program in the country of Brazil. Tormin S.A. holds certain mineral exploration concessions in Uruguay and conducted exploration work on those properties.

             2.  Recently Adopted Accounting Standards
                 -------------------------------------

             In 1998 the Company adopted Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128), which requires the calculation of basic and diluted loss per share. There was no material effect on the presentation of loss per share.

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

             In 1998 the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). This standard establishes standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard requires the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Previously reported information in 1997 has been restated to conform to the new information requirements (Note J).





                                   (Continued)

             In 1997, the Company adopted SFAS No. 123, Accounting For Stock-Based Compensation, (SFAS 123), which requires disclosure of the fair value and other characteristics of stock options. The Company has chosen under the provisions of SFAS 123 to continue using the intrinsic-value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees, (APB
             25).

             3.  Property and Equipment
                 ----------------------

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
                      Leasehold improvements                     Lease term

             4.  Investment in Mining Properties
                 -------------------------------

             Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned. As of October 31, 1999 there were no geologic areas under production.

             5.  Loss Per Share
                 --------------

             Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. The Company had common stock equivalents outstanding at October 31, 1999, 1998, and 1997 in the form of stock warrants (Notes G and H). These warrants were excluded in the calculations of diluted loss per share during the years ended October 31, 1999, 1998, and 1997 because their inclusion in those calculations would have been anti-dilutive.

             Loss per share amounts have been adjusted for all years presented to reflect the 1:4 reverse stock splits on the effective dates of April 1, 1998 and December 1, 1998.

             6.  Cash Equivalents
                 ----------------

             For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and investments readily convertible into cash, or purchased with a maturity of three months or less, to be cash equivalents.



                                   (Continued)

             7.  Estimates
                 ---------

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

             8.  Fair Values of Financial Instruments
                 ------------------------------------

             The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                 Cash, cash equivalents and certificates of deposit: The carrying amounts reported in the statement of financial position approximate fair values because of the short maturities of those instruments.

             9.  Reclassifications
                 -----------------

             Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to current year presentation.

NOTE B - INVESTMENT IN AFFILIATE

          During 1998 the Company changed its method of accounting for and reporting on its investment in PAMS from the consolidated to the equity method due to the decline in their ownership interest from 64.4% to 20%.

          The Company's investment in PAMS is as follows at October 31:


                                                                                         1999                1998
                                                                                     -----------          ----------

             Investment in PAMS at beginning of year -
                 equity method                                                       $   351,943          $  550,082

             Recognition of Company's share of losses
                 for the year                                                            (71,985)           (198,139)
                                                                                     -----------         -----------

             Investment in PAMS at end of year  -
                 equity method                                                       $   279,958         $   351,943
                                                                                     ===========         ===========

          The following is summarized financial information for the Company's equity investment as of October 31:


                                                     1999                         1998                       1997
                                             ---------------------        ---------------------      --------------------
                                                            Gold                         Gold                      Gold
                                                          Standard                     Standard                  Standard
                                             Total         Amount         Total         Amount       Total        Amount
                                             -----        --------        -----        --------      -----       ---------


             Current assets                $ 232,043     $  46,312      $ 114,000     $  22,800    $  36,500    $  23,500
             Other assets                     48,506         9,681        105,000        21,000       35,800       23,000
             Current liabilities            (414,863)      (82,800)       (65,000)      (13,000)    (586,000)    (569,000)
                                           ---------     ---------      ---------     ---------    ---------    ---------

                Net assets                 $(204,314)    $ (26,870)     $ 154,000     $  30,800    $(513,700)   $(522,500)
                                           =========     =========      =========     =========    =========    =========


                                   (Continued)


                                                   1999                         1998                       1997
                                            ---------------------        ---------------------      --------------------
                                                            Gold                         Gold                      Gold
                                                          Standard                     Standard                  Standard
                                             Total         Amount         Total         Amount       Total        Amount
                                             -----        --------        -----        --------      -----       ---------


             Total revenue                 $ 103,614     $  20,680      $   5,800     $   1,000    $      -     $     -
             Loss before income
                taxes                      $(360,673)    $ (71,985)     $(511,000)    $(198,139)   $(717,700)   $(461,588)
             Net loss                      $(360,673)    $ (71,985)     $(511,000)    $(198,139)   $(717,900)   $(461,588)


          For the year ended October 31, 1997, the Company had receivables from their affiliate of $565,000. Certain officers and directors of the Company were given compensatory stock bonuses from Pan American Motorsports, Inc. in March of 1998, which PAMS valued at $200,000.

NOTE C - MINING PROPERTIES

          The Company holds directly or through its subsidiaries, mineral and exploration rights to property located in the Dugway region of western Utah, southern Uruguay and Brazil. All exploration costs associated with these activities during the three years ended October 31, 1999 have been charged to operations as incurred. No development costs have been capitalized on these properties through October 31, 1999.

NOTE D - RELATED PARTY TRANSACTIONS

          The Company has made unsecured, non-interest bearing, long-term cash advances to its subsidiaries to fund exploration projects. Amounts due from the Company's subsidiaries as of October 31, are as follows:


                                                              1999               1998                 1997
                                                          -----------        ------------         -----------

             Gold Standard South                          $   513,936        $   513,936          $   513,832
             Gold Standard Minas, S.A.                      1,776,408          1,425,721              661,594
             Tormin S.A.                                      232,615            207,640                  -


          During 1997 the Company converted cash advances to Gold Standard Minas, S.A., to equity in the amount of $817,652.

NOTE E - NON-COMPENSATORY STOCK WARRANTS

          In connection with issuance of its common stock, the Company has issued warrants to outside parties for the purchase of additional shares at specified prices in the future. Unexercised non-compensatory warrants to these parties aggregate 46,875 shares at October 31, 1999. They carry a weighted average price of $12 per share and have a weighted average remaining life of 3.42 years.

          In 1999, the Company issued to the president a non-compensatory option to purchase 100,000 shares of common stock at a price of $.25 above the published market price on the date of exercise. According to the agreement, the stock will be purchased with cash or a non-interest bearing promissory note to be repaid within four years. The option expires in August 2004.

NOTE F - WARRANTS ISSUED AS COMPENSATION

          The  Company  has issued  compensatory  stock  warrants  to  officers,
          employees  and   consultants   during  the  course  of  business.   No
          compensation expense has been recorded for these warrants.

          Reported and proforma net loss and loss per share for the years ended October 31, are as follows:




                                                                    1999                1998                  1997
                                                                -----------         ------------          -----------

          Net loss
             As reported                                        $  (778,438)        $(1,688,464)          $(1,271,319)
             Pro forma                                           (1,090,938)         (1,651,929)           (1,271,319)

          Loss per share
             As reported                                        $     (.67)         $     (1.44)          $     (1.09)
             Pro forma                                                (.93)               (1.41)                (1.09)


          The pro forma effect on net loss for 1999, 1998, and 1997 may not be representative of the pro forma effect on net income or loss for future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to warrants granted prior to January 1, 1995.

          The weighted-average fair values at date of grant for compensatory warrants granted in 1999 were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields; (ii) expected volatility rates of 110%;
          (iii) expected weighted average lives of 3.67 years and (iv) a weighted-average risk-free interest rate of 5.78%. No compensatory warrants were granted in 1998 and 1997.

          Stock warrant activity is summarized as follows:


                                                          1999                        1998                     1997
                                                    ----------------           -----------------         ----------------
                                                              Weighted                   Weighted                  Weighted
                                                               Average                    Average                   Average
                                                              Exercise                   Exercise                  Exercise
                                                   Shares       Price        Shares        Price        Shares       Price
                                                   ------     --------       ------      --------       ------     --------


         Warrants outstanding
          beginning of period                      50,000      $20.50        56,250       $20.00        56,250      $20.00
           Granted                                200,000        1.75           -            -             -           -
           Canceled or expired                    (50,000)      20.50        (6,250)       16.00           -           -
                                                  -------                   -------                    -------

         Warrants outstanding
           and exercisable,
           end of period                          200,000      $ 1.75        50,000       $20.50        56,250      $20.00
                                                  =======                   =======                    =======

      All 200,000 outstanding warrants at October 31, 1999 were exercisable at $1.75 per share and carried a weighted average remaining contractual life of 3.67 years.

NOTE G - INCOME TAXES

          The Company has significant net operating loss and net capital loss carry-forwards which could give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

          There are no other significant timing differences which arise from recognizing income and expense in different periods for financial and tax reporting purposes. The Company's gross deferred tax asset attributable to the net operating loss and net capital loss carryforwards and the associated valuation allowance is summarized as follows at October 31,:


                                                                      1999                1998                1997
                                                                   -----------        -----------          ----------


     Total deferred tax asset (based
      on net operating loss and
      capital loss carryforwards)                                  $ 2,109,660        $ 1,999,907         $ 2,609,812

                   Less valuation allowance                         (2,109,960)        (1,999,907)         (2,609,812)
                                                                   -----------        -----------         -----------

                   Net deferred tax asset                          $       -          $       -           $       -
                                                                   ===========        ===========         ===========


          The amounts and expiration dates of net operating loss and capital loss carryforwards at October 31, 1999, are detailed in the following summary:


                                                                  Federal                State                  Net
                  Net Operating                                Net Operating         Net Operating            Capital
                 Expiration Date                                    Loss                  Loss                 Loss
                 ---------------                               -------------         -------------            -------

                 October 31, 2000                               $       -             $       -             $ 150,056
                 October 31, 2002                                       -                     -                74,928
                 October 31, 2003                                 1,441,272                   -               191,978
                 October 31, 2004                                   675,277                   -                   -
                 October 31, 2005                                 1,106,261                   -                   -
                 October 31, 2006                                   545,495                   -                   -
                 October 31, 2007                                   478,137                   -                   -
                 October 31, 2009                                   613,656                   -                   -
                 October 31, 2010                                   124,338               124,138                 -
                 October 31, 2012                                    63,410                63,210                 -
                 October 31, 2013                                       -                 245,865                 -
                 October 31, 2014                                       -                 321,411                 -
                 October 31, 2018                                   246,157                   -                   -
                 October 31, 2019                                   321,611                   -                   -
                                                                -----------           -----------          ----------

                                                                $ 5,615,614           $   754,624          $  416,962
                                                                ===========           ===========          ==========

NOTE H - COMMITMENTS

    To guarantee future reclamation commitments in Paraguay, the Company has obtained a standby letter of credit in the amount of $100,000. This letter of credit is secured with a $100,000 certificate of deposit.

NOTE I - CONCENTRATIONS OF CREDIT RISK

    The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. Uninsured balances totaled $1,067,615 at October 31, 1999.

NOTE J -  SEGMENT INFORMATION

    The Company's only activity and, therefore, dominant business segment is gold exploration and development.

          The Company has had no revenues during the three years ended October 31, 1999. The following table presents property and equipment, net of accumulated depreciation and amortization, based upon the location of the asset:

                                                  1999               1998
                                               ----------         ----------

               United States                   $   27,934         $   42,008
               South America                       51,529             89,948
                                               ----------         ----------

                                               $   79,463         $  131,956
                                               ==========         ==========


Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

       Not Applicable

                                    PART III

TO THE EXTENT IDENTIFIED BELOW, CERTAIN INFORMATION CALLED FOR IN PART III IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE REGISTRANT'S 2000 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD FEBRUARY 29, 2000.

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; see Proxy Statement sections entitled "Directors and Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance".

Item 11. Executive Compensation; see Proxy Statement sections entitled "Compensation of Directors and Executive Officers".

Item 12. Security Ownership of Certain Beneficial Owners and Management; see Proxy Statement sections entitled "Security Ownership of Certain Beneficial Owners and Management".

Item 13.       Certain   Relationships  and  Related   Transactions;  see  Proxy
               Statement section entitled "Certain Relationships and Related Transactions".

Item 14.       Exhibits and Reports on Form 8-K

       (a) The following Exhibits are attached hereto or incorporated herein by reference as indicated in the table below:

Exhibit
  No.          Description
-------        ------------------

3.01         Articles of Incorporation

3.02         Bylaws

10.1         *Employment Agreement - Scott L. Smith

10.2         *Form of Warrant Grant Used With Non-employee Directors


11           Computation of Net Loss Per Common Share

21           Subsidiaries of the Registrant

27           Financial Data Schedule
       --------

* Identifies a "management contract or compensatory plan or arrangement".

       (b) There were no current reports on Form 8-K filed by Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GOLD STANDARD, INC.


Date January 31, 2000                    /s/ Scott L. Smith
                                        ------------------------
                                        Scott L. Smith
                                        President


                                POWER OF ATTORNEY

       Know all men by these presents, that each person whose signature appears below constitutes and appoints Scott L. Smith his true and lawful attorney in fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney in fact or his substitute(s) may do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Date: January 28, 2000                   /s/ Bret C. Decker
                                        ---------------------------
                                        Bret C. Decker, Director


Date: January 31, 2000                   /s/ Charles W. Shannon
                                        ---------------------------
                                        Charles W. Shannon, Director


Date: January __, 2000
                                        ---------------------------
                                        Gerald L. Sneddon, Director


Date: January 31, 2000                   /s/ Scott L. Smith
                                        ---------------------------
                                        Scott L. Smith, Director