Form 10QSB
period 2000-01-31
GOLD STANDARD INC
filed 2000-03-23
CIK 42136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2000
                                                ----------------

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 001-08397
                                               ---------

                               GOLD STANDARD, INC.
        (Exact name of small business issuer as specified in its charter)

                       UTAH                               No. 87-0302579
                       ----                               --------------
         (State or other jurisdiction of                   (IRS Employer
         incorporation or organization)                 Identification No.)

          136 South Main Street, Suite 712, Salt Lake City, Utah 84101
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 328-4452
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
                     (Former name, former address and former
                       fiscal year, if changed since last
                                    report.)

The number of shares of the issuer's common stock outstanding as of March 22, 2000, is 1,269,858 shares.

                          PART I- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                  --------------------

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      January 31, 2000 and October 31, 1999


                                                            Jan. 31, 2000              Oct. 31, 1999
                                                           --------------             --------------
         ASSETS                                              (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents                               $    1,046,904             $    1,173,257
   Certificates of deposit                                      1,330,054                  1,284,425
   Accounts receivable                                             13,770                      6,992
   Accrued interest                                                10,995                      9,192
   Prepaid expenses                                                 3,341                     12,082
                                                           --------------             --------------

                TOTAL CURRENT ASSETS                            2,405,064                  2,485,984

PROPERTY AND EQUIPMENT
   Equipment and leasehold  improvements                           66,849                     79,463
                                                           --------------             --------------
                                                                   66,849                     79,463

NOTES RECEIVABLE                                                  150,000

OTHER ASSETS
   Investment in affiliate                                        279,958                    279,958
   Deposits                                                         2,520                        690
                                                           --------------             --------------
                                                                  282,478                    280,648
                                                           --------------             --------------

                                                           $    2,904,391             $    2,846,059
                                                           ==============             ==============


                      GOLD STANDARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      January 31, 2000 and October 31, 1999
                                   (continued)




                                                            Jan. 31, 2000              Oct. 31, 1999
                                                           --------------             --------------
         LIABILITIES AND EQUITY                              (Unaudited)
CURRENT LIABILITIES
   Accounts payable - trade                                $       12,558             $        9,630
   Accrued liabilities                                                780                      4,175
   Income tax payable                                                 100                        100
                                                           --------------             --------------

         TOTAL CURRENT LIABILITIES                                 13,438                     13,905

STOCKHOLDERS' EQUITY
   Common stock                                                     1,269                      1,169
   Additional paid-in capital                                  13,347,356                 13,197,456
   Accumulated deficit                                        (10,457,672)               (10,366,471)
                                                           --------------             --------------

         TOTAL STOCKHOLDERS' EQUITY                             2,890,953                  2,832,154
                                                           --------------             --------------

                                                           $    2,904,391             $    2,846,059
                                                           ==============             ==============



See accompanying notes to consolidated financial statements

                               GOLD STANDARD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               Three month periods ended January 31, 2000 and 1999


                                                                         Three months ended
                                                                            January 31,
                                                                  --------------------------------
                                                                      2000                 1999
                                                                  ------------        ------------
                                                                   (Unaudited)         (Unaudited)


INCOME FROM                                                       $          -        $          -
  OPERATIONS

EXPENSES
  Depreciation                                                          12,614              13,575
    Leasehold exploration and                                           63,249             168,968
      carrying costs
    General and administrative:
      Legal                                                             12,165               3,461
      Other                                                             66,290              80,437
                                                                  ------------        ------------
         NET INCOME/(LOSS)
         FROM OPERATIONS                                              (154,318)           (266,441)

OTHER INCOME
 (EXPENSES)
  Interest income                                                       63,117              39,363
  Miscellaneous income                                                       -                 218

            NET INCOME/(LOSS)                                     $   ( 91,201)       $   (226,860)
                                                                  ============        ============

Net income/(loss) per common
  share (basic and diluted)                                       $      (0.08)       $      (0.19)
                                                                  ============        ============


See accompanying notes to consolidated financial statements.

                               GOLD STANDARD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three month periods ended January 31, 2000 and 1999


                                                                         Three months ended
                                                                            January 31,
                                                                  --------------------------------
                                                                      2000                 1999
                                                                  ------------        ------------
                                                                   (Unaudited)         (Unaudited)

CASH FLOWS FROM
  OPERATING ACTIVITIES
    Net income (loss)                                             $    (91,201)       $   (226,860)
      Add (deduct) adjustments
        to cash basis:
          Depreciation                                                  12,614              13,575
          Increase (decrease) in:                                            -                   -
             Accounts payable                                            2,928             (16,027)
             Accrued liabilities                                        (3,395)            (18,048)
          Decrease (increase) in:
            Accrued interest                                            (1,803)                562
            Prepaid expenses                                             8,741               1,291
            Accounts receivable                                         (6,778)             (1,532)
            Other Assets                                                (1,830)                  0

    NET CASH PROVIDED
      BY/(USED IN) OPERATING
      ACTIVITIES                                                       (80,724)           (247,039)

CASH FLOWS FROM
  INVESTMENT ACTIVITIES
  Property and equipment purchased                                           0              (1,642)
  Increase in certificates of deposit                                  (45,629)            (21,322)

NET CASH USED IN
   INVESTMENT ACTIVITIES                                               (45,629)            (22,964)

NET INCREASE
    (DECREASE) IN CASH                                                (126,353)           (270,003)

CASH BALANCE AT
      BEGINNING OF PERIOD                                            1,173,257           1,940,615
                                                                  ------------        ------------

CASH BALANCE AT END
      OF PERIOD                                                   $  1,046,904        $  1,670,612
                                                                  ============        ============


See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 31, 2000 and October 31, 1999
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

Financial Statements
--------------------
The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 1999, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at January 31, 2000, have been made. All such adjustments were of a normal, recurring nature.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements at January 31, 2000, include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. A former subsidiary, Pan American Motor Sports, Inc. (PAMS) (formerly Big Pony Gold, Inc.) is no longer included in the consolidated financial statements but is being reported as an equity investment. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany transactions are eliminated.

Gold Standard South, a Utah corporation, was organized for the purpose of carrying on a property acquisition and gold exploration program in the country of Uruguay. Gold Standard Minas was organized for the purpose of carrying on a gold exploration program in the country of Brazil. Tormin S.A. holds certain mineral exploration concessions in Uruguay and conducted exploration work on these properties.

Investment in Mining Properties
-------------------------------
Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are either put into production, sold or abandoned. As of January 31, 2000, there were no geological areas under production.

Earnings (Loss) Per Share
-------------------------
Earnings (loss) per share of common stock is computed on the weighted- average number of shares outstanding during the period (1,269,540 shares). Warrants to purchase shares of common stock were outstanding but were not included in the computation of diluted loss per share because the warrants exercise price was greater than the average market price of the common shares.

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

                                                      Years
                                                      -----

                   Furniture and equipment            5 - 7
                   Transportation equipment             5
                   Leasehold improvements            lease term

Amortization of leasehold improvements is calculated using the straight-line method over the term of the lease agreement.

NOTE 3 - INVESTMENT IN AFFILIATE

During 1998 the Company changed its method of accounting for and reporting its investment in PAMS from the consolidated to the equity method due to the decline in their ownership interest from 64.4% to 20%. The Company adjusted the carrying value of the investment balance for the exchange of stock for assets, conversion of debt to equity, recognition of the cumulative losses to be reported under the equity method of accounting, and the recognition of losses for the current year since the effective date of the change in entity. The Company's investment in PAMS at January 31, 2000 is $279,958.

NOTE 4 - MINING PROPERTIES

The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in Southern Uruguay and Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see
Note 1). No development costs have been capitalized on these properties through January 31, 2000.

NOTE 5 - STOCK WARRANTS

In connection with issuance of its common stock, the Company has issued warrants to outside parties for the purchase additional shares at specified prices in the future. Unexercised warrants aggregate 46,875 shares at January 31, 2000. They carry a weighted average price of $12 per share and have a weighted average remaining life of 3.17 years.

In January 2000 the Company president exercised options to purchase 100,000 shares of common stock at $1.50 per share. The shares were purchased with a non-interest bearing promissory note to be repaid in five years. The shares will be held by the Company until the note is repaid.

NOTE 6 - WARRANTS ISSUED AS COMPENSATION

The Company has issued compensatory stock warrants to officers, employees and consultants during the course of business. No compensation expense has been recorded for these warrants.

Reported and pro forma net loss and loss per share for the period ended January 31, 2000 are as follows:

                  Net loss
                         As reported                          $ (91,201)
                         Pro forma                            $ (91,201)

                  Loss per share
                         As reported                               (.08)
                         Pro forma                                 (.08)

The pro forma effect on net loss may not be representative of the pro forma effect on net income or loss for future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to warrants granted prior to January 1, 1995.

The weighted-average fair values at date of grant for compensatory warrants were estimated using the Black-Scholes option pricing model, based on the following assumptions: (i) no expected dividend yields; (ii) an expected volatility rate of 104%; and (iii) expected weighted average lives of 1.9 years. The weighted-average risk-free interest rate applied was 6.20%.

Stock warrant activity is summarized as follows:

                                                                         Avg.
                                                                      Exercise
                                                   Shares               Price
                                                   ------             --------

               Warrants outstanding
                 beginning of period               200,000            $ 1.75
                          Granted                        -                 -
                          Exercised                      -                 -
                          Canceled or expired            -                 -
                                                   -------

               Warrants outstanding
                 and exercisable
                 end of period                     200,000            $ 1.75
                                                   =======


All 200,000 outstanding warrants at January 31, 2000 were exercisable at $1.75 per share and carried a weighted average remaining contractual life of 3.42 years.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long term cash advances. As of January 31, 2000, the Company had receivables from these companies of $513,936, $1,819,396 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

NOTE 8 - INCOME TAXES

The Company has significant net operating loss and net capital loss carry forwards which should give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

The amounts and expiration dates of net operating loss carry forwards and investment tax credits at January 31, 2000 are detailed in the following summary:


                                          Federal                    State
                                            Net                       Net                  Net
                                         Operating                 Operating             Capital
Expiration Date                            Loss                       Loss                 Loss
                                     -------------               ---------------       ----------


October 31, 2000                     $           -               $        -            $  150,056
October 31, 2002                                 -                        -                74,928
October 31, 2003                         1,441,272                        -               191,978
October 31, 2004                           675,277                        -                     -
October 31, 2005                         1,106,261                        -                     -
October 31, 2006                           545,495                        -                     -
October 31, 2007                           478,137                        -                     -
October 31, 2009                           613,656                        -                     -
October 31, 2010                           124,338                  124,138                     -
October 31, 2012                            63,410                   63,210                     -
October 31, 2013                                 -                  245,865                     -
October 31, 2014                                 -                  321,411                     -
October 31, 2018                           246,157                        -                     -
October 31, 2019                           321,611                        -                     -
                                     -------------               ----------            -----------
                                     $   5,615,614               $  754,624            $  416,962
                                     =============               ==========            ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

         INTRODUCTION

     Gold Standard, Inc. and its subsidiaries (the Registrant) were formed to engage in the acquisition, exploration, and if warranted, development of hard mineral properties. At the present time, Registrant's activities are solely exploration related and concentrated largely in Brazil. Registrant is in the process of discontinuing exploration activities in Uruguay and has discontinued exploration activities in all other locations. The following discussion should be read in conjunction with the text of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Registrant's Form 10-K for fiscal year ended October 31, 1999.

         RESULTS OF OPERATIONS

         No revenue was generated through operations by the Registrant during the three month periods ended January 31, 2000 and 1999.

         Exploration related expenses for the current three month period ended January 31, 2000 were $63,249 compared to $168,968 for the three month period ended January 31, 1999. The decrease in exploration expenses is due to termination in 1999 of all exploration activities in Paraguay and most activities in Uruguay. Exploration costs for the Registrant's Brazil properties have remained relatively constant between such periods. Unless exploration activities discover deposits with development potential or Registrant acquires new exploration opportunities, Registrant currently anticipates that exploration expenses will continue at the level experienced in the first three months for the remainder of the current year.

         Registrant's general and administrative expenses, excluding legal expenses totaled $66,290 for the three month period ended January 31, 2000 compared to $80,437 for the three month period ended January 31, 1999. The two most significant general and administrative expense categories during the three month period ended January 31, 2000 were (a) professional and consulting fees $9,691 ($13,055 in 1999) and (b) wages and salaries $39,000 ($39,000 in 1999).
The balance of general and administrative expenses includes office supplies and expenses, office rent, travel, etc. The Registrant's management has been conscientious in striving to control general and administrative expenses.

         PLAN OF OPERATION

         Registrant presently plans to continue its present level of exploration activities on the Brazilian properties where it previously acquired development rights. To the extent that Registrant is unable to generate revenues from its activities, for its operations Registrant will continue to rely on funds received in prior years. As described in more detail in the Registrant's last Annual Report on Form 10-K, the Registrant presently anticipates that, unless there are unanticipated increases in expenses, its current funds will allow it to continue the current level of operations activities through the year 2002.

Unless Registrant is able to generate adequate revenues from its activities, after such time (or prior to such time if operations or expenses exceed current levels significantly), Registrant will need to raise additional funds through debt or equity financing to continue operations. Registrant's ability to raise such additional capital at such time will depend on the prospects for the Registrant's activities. There is no assurance that Registrant will be able to obtain the capital it requires to continue operations on terms and conditions acceptable to Registrant, even if the Registrant's exploration activities prove successful. Based on past experience, however, the Registrant believes it has the ability to generate additional funds as needed.

         Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

         The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of Registrant. Registrant and its representatives may from time to time make written or oral statements that are "forward- looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to Registrant's stockholders. Registrant's management believes that all statements that express expectations and projections with respect to future matters are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

         Changes in company-wide strategies, which may result in changes in the types or mix of businesses in which Registrant is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede Registrant's access to, or increase the cost of, external financing for its operations; legal and regulatory developments, such as regulatory actions affecting environmental activities; adverse weather conditions or natural disasters, such as hurricanes and earthquakes; and labor disputes, which may lead to increased costs or disruption of operations.

         This list of factors that may affect future performance and the accuracy of forward- looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

                        PART II - OTHER INFORMATION

ITEM 5.           OTHER
                  -----

At the Company's last annual meeting, held February 29, 2000, the current directors of the Company, Scott L. Smith, Bret C. Decker, Charles W. Shannon, and Gerald L. Sneddon, were re-elected for an additional term of one year with the following vote:




                                      FOR                WITHHELD                  ABSTAIN
                                      ---                --------                  -------


Scott L. Smith                      753,354                   921                    5,499

Bret C. Decker                      753,354                   921                    5,499

Charles W. Shannon                  753,354                   921                    5,499

Gerald L. Sneddon                   753,354                   921                    5,499


Additionally, Foote, Passey, Griffin and Company, LC, certified public accountants, was affirmed at the meeting as the Company's independent certified public accountants for the 2000 fiscal year with the following vote: 752,384 for, 5,926 against, and 1,464 abstain. There were no broker non-votes.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         (a)      Exhibits
                  --------

                  The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:


         Exhibit                                                                Location if other
           No.             Title of Document                                    than attached hereto
         -------           -----------------                                    --------------------

         3.01*             Articles of Incorporation                            1999 Form 10-KSB
                           (as amended to date)                                 Exhibit 3.01

         3.02*             Bylaws                                               1999 Form 10-K
                                                                                Exhibit 3.02

         27.1              Financial Data Schedule


* Denotes exhibits specifically incorporated in this Form 10-QSB by reference to other filings of Registrant pursuant to the provisions of Securities and Exchange Commission rule 12b-32 and Regulation S-B, Item 10(f)(2). These documents are located under File No. 001-10287 at, among other locations, the Securities and Exchange Commission, Public Reference Branch, 450 5th St., N.W., Washington, D.C. 20549.

         (b)      Reports on Form 8-K
                  -------------------

No reports on Form 8-K were filed by Registrant during the quarter ended January 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GOLD STANDARD, INC.


Date     March 22, 2000                      By: /S/SCOTT L. SMITH
         --------------                      ----------------------------------
                                             Scott L. Smith
                                             President and Chief
                                             Financial Officer