Form 10QSB
period 2000-04-30
GOLD STANDARD INC
filed 2000-06-14
CIK 42136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

    --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the issuer's common stock outstanding as of June 14, 2000, is 1,269,858 shares.

                          PART I- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                  --------------------

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 30, 2000 and October 31, 1999


                                                                         Apr. 30, 2000         Oct. 31, 1999
                                                                         -------------         -------------
                                                                          (Unaudited)
         ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                             $     881,242         $   1,173,257
   Certificates of deposit                                                   1,349,414             1,284,425
   Accounts receivable                                                          13,770                 6,992
   Accrued interest                                                             10,662                 9,192
   Prepaid expenses                                                              2,207                12,082
                                                                         -------------         -------------
         TOTAL CURRENT ASSETS                                                2,257,295             2,485,984

PROPERTY AND EQUIPMENT
   Equipment and leasehold  improvements                                        54,235                79,463
                                                                         -------------         -------------
                                                                                54,235                79,463

NOTES RECEIVABLE                                                               150,000                     0

OTHER ASSETS
   Investment in affiliate                                                     279,958               279,958
   Deposits                                                                      2,520                   690
                                                                         -------------         -------------
                                                                               282,478               280,648
                                                                         -------------         -------------

                                                                         $   2,744,008         $   2,846,059
                                                                         =============         =============


                      GOLD STANDARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 30, 2000 and October 31, 1999
                                   (continued)


                                                                         Apr. 30, 2000         Oct. 31, 1999
                                                                         -------------         -------------
                                                                          (Unaudited)
         LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                                              $       6,475         $       9,630
   Accrued liabilities                                                             403                 4,175
   Income tax payable                                                              100                   100
                                                                         -------------         -------------
          TOTAL CURRENT LIABILITIES                                              6,978                13,905

STOCKHOLDERS' EQUITY
   Common stock                                                                  1,269                 1,169
   Additional paid-in capital                                               13,347,356            13,197,456
   Accumulated deficit                                                     (10,611,595)          (10,366,471)
                                                                         -------------         -------------
         TOTAL STOCKHOLDERS' EQUITY                                          2,737,030             2,832,154
                                                                         -------------         -------------

                                                                         $   2,744,008         $   2,846,059
                                                                         =============         =============



















See accompanying notes to consolidated financial statements.

                               GOLD STANDARD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and Six month periods ended April 30, 2000 and 1999


                                                   Three months ended                           Six months ended
                                                        April 30                                    April 30,
                                         ----------------------------------------    ---------------------------------------
                                               2000                  1999                  2000                  1999
                                         ------------------     -----------------    -----------------    ------------------
                                            (Unaudited)           (Unaudited)           (Unaudited)          (Unaudited)

INCOME FROM
  OPERATIONS                             $                -     $               -    $               -    $                -

EXPENSES
  Depreciation                                       12,615                13,575               25,229                27,150
    Leasehold exploration and
      carrying costs                                 86,614               123,246              149,863               292,214
    General and administrative:
      Legal                                           3,643                 4,219               15,808                 7,680
      Other                                          82,535               110,489              148,825               190,926
                                         ------------------     -----------------    -----------------    ------------------
         NET INCOME (LOSS)
         FROM OPERATIONS                           (185,407)             (251,529)            (339,725)             (517,970)

OTHER INCOME
 (EXPENSES)
  Interest income                                    31,482                32,803               94,599                72,166
  Miscellaneous income                                    -                 1,992                    -                 2,210
                                         ------------------     -----------------    -----------------    ------------------
            NET INCOME (LOSS)            $         (153,925)    $        (216,734)   $        (245,126)   $         (443,594)
                                         ==================     =================    =================    ==================

Net income (loss) per common
 share                                   $            (0.12)    $           (0.19)   $           (0.20)   $            (0.38)
                                         ==================     =================    =================    ==================










See accompanying notes to consolidated financial statements.

                               GOLD STANDARD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three and Six month periods ended April 30, 2000 and 1999



                                                     Three months ended                          Six months ended
                                                          April 30                                   April 30,
                                                ----------------------------------         ----------------------------------
                                                   2000                  1999                 2000                  1999
                                                ------------           -----------         ------------          ------------
                                                 (Unaudited)           (Unaudited)          (Unaudited)           (Unaudited)


CASH PROVIDED BY (USED
IN) OPERATING ACTIVITIES
  Net income (loss)                             $   (153,925)          $  (216,734)        $   (245,126)         $   (443,594)
  Add (deduct) adjustments to
  cash basis:
    Depreciation                                      12,615                13,575               25,229                27,150
    Net exchange adjustment                                -                     -                    -                     -
    Decrease (increase) in:
      Accrued interest                                   333                    13               (1,470)                  575
      Prepaid expenses                                 1,134                 1,290                9,875                 2,581
      Accounts receivable                                  -                (1,148)              (6,777)               (2,680)
      Deposits                                             -                     -               (1,830)                    -
                                                ------------           -----------         ------------          ------------
    Increase (decrease) in:
      Accounts payable                                (6,082)                 (833)              (3,155)              (16,860)
      Income tax payable                                   -                     -                    -                     -
      Accrued liabilities                               (377)                  (10)              (3,772)              (18,058)
                                                ------------           -----------         ------------          ------------
         NET CASH PROVIDED
         BY (USED IN)
         OPERATING
         ACTIVITIES                                 (146,302)             (203,847)            (227,026)             (450,886)

CASH USED IN
INVESTMENT ACTIVITIES
  Decrease (increase) in
  certificates of deposits                           (19,360)              (15,198)             (64,989)              (36,520)
  Equipment purchased                                      -                     -                    -                (1,642)
  Decrease (increase) in of
  securities                                               -                     -                    -                     -
  Increase in equity investments                           -                     -                    -                     -
                                                ------------           -----------         ------------          ------------
         NET CASH USED IN
         INVESTMENT
         ACTIVITIES                                  (19,360)              (15,198)             (64,989)              (38,162)
NET INCREASE (DECREASE)
IN CASH                                             (165,662)             (219,045)            (292,015)             (489,048)
CASH BALANCE AT
BEGINNING OF PERIOD                                1,046,904             1,670,612            1,173,257             1,940,615
                                                ------------           -----------         ------------          ------------
CASH BALANCE AT END OF
PERIOD                                          $    881,242           $ 1,451,567         $    881,242          $  1,451,567
                                                ============           ===========         ============          ============


See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       April 30, 2000 and October 31, 1999
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

Financial Statements
--------------------
The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 1999, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at April 30, 2000, have been made. All such adjustments were of a normal, recurring nature.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements at April 30, 2000, include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. A former subsidiary, Pan American Sports, Inc. (PAMS) (formerly Big Pony Gold, Inc.) is no longer included in the consolidated financial statements but is being reported as an equity investment. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany transactions are eliminated.

Gold Standard Minas was organized for the purpose of carrying on a gold exploration program in the country of Brazil. Gold Standard South, a Utah corporation, was organized for the purpose of carrying on a property acquisition and gold exploration program in the country of Uruguay, but is no longer conducting operations. Tormin S.A. at one time held certain mineral exploration concessions in Uruguay but is no longer operating.

Investment in Mining Properties
-------------------------------
Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are either put into production, sold or abandoned. As of April 30, 2000, there were no geological areas under production.

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

NOTE 3 - INVESTMENT IN AFFILIATE

During 1998 the Company changed its method of accounting for and reporting its investment in PAMS from the consolidated to the equity method due to the decline in their ownership interest from 64.4% to 20%. The Company adjusted the carrying value of the investment balance for the exchange of stock for assets, conversion of debt to equity, recognition of the cumulative losses to be reported under the equity method of accounting, and the recognition of losses for the current year since the effective date of the change in entity. The Company's investment in PAMS at April 30, 2000 is approximately $279,958.

NOTE 4 - MINING PROPERTIES

The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in Southern Uruguay, and Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see
Note 1). No development costs have been capitalized on these properties through April 30, 2000.

NOTE 5 - NON-COMPENSATORY STOCK WARRANTS

In connection with issuance of its common stock, the Company has issued warrants to outside parties for the purchase additional shares at specified prices in the future. Unexercised warrants aggregate 46,875 shares at April 30, 2000. They carry a weighted average price of $12 per share and have a weighted average remaining life of 2.92 years.

NOTE 6 - WARRANTS ISSUED AS COMPENSATION

The Company has issued compensatory stock warrants to officers, employees and consultants during the course of business. No compensation expense has been recorded for these warrants.

Reported and pro forma net loss and loss per share for the period ended April 30, 2000 are as follows:

                  Net loss
                    As reported             $ (245,126)
                    Pro forma               $ (401,126)

                  Loss per share
                    As reported              (.20)
                    Pro forma                (.33)

The weighted-average fair values at date of grant for compensatory warrants were estimated using the Black-Scholes option pricing model, based on the following assumptions: (1) no expected dividend yields; (ii) an expected volatility rate of 110%; and (iii) expected weighted average lives of 2.9 years. The weighted-average risk-free interest rate applied was 5.78%.

Stock warrant activity is summarized as follows:
                                                                          Avg.
                                                                       Exercise
                                                     Shares              Price
                                                                       --------
                  Warrants outstanding
                    beginning of
                    period                           200,000           $ 1.75
                       Granted                           -                -
                       Exercised                         -                -
                       Canceled or
                            expired                  100,000             1.75
                                                     -------

                  Warrants outstanding
                    and exercisable,
                    end of period                    100,000           $ 1.75
                                                     =======

All 100,000 outstanding warrants at April 30, 2000 were exercisable at $1.75 per share and carried a weighted average remaining contractual life of 2.9 years.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long term cash advances. As of April 30, 2000, the Company had receivables from these companies of $513,936, $1,895,816 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

In January 2000 the Company president exercised options to purchase 100,000 shares of common stock at $1.50 per share. The shares were purchased with a non-interest bearing, non-recourse promissory note to be repaid in four years. The shares will be held by the Company under a pledge arrangement until the note is repaid.

NOTE 8 - INCOME TAXES

The Company has significant net operating loss and net capital loss carry forwards which should give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

The amounts and expiration dates of net operating loss carry forwards and investment tax credits at April 30, 2000 are detailed in the following summary:


                                                   Federal                    State                     Net
                                              Net Operating             Net Operating                 Capital
            Expiration Date                         Loss                      Loss                      Loss
            ---------------                   -------------             -------------                 -------

           October 31, 2000                  $           -              $           -              $     150,056
           October 31, 2002                              -                          -                     74,928
           October 31, 2003                      1,441,272                          -                    191,978
           October 31, 2004                        675,277                          -                          -
           October 31, 2005                      1,106,261                          -                          -
           October 31, 2006                        545,495                          -                          -
           October 31, 2007                        478,137                          -                          -
           October 31, 2009                        613,656                          -                          -
           October 31, 2010                        124,338                    124,138                          -
           October 31, 2012                         63,410                     63,210                          -
           October 31, 2013                              -                    245,865                          -
           October 31, 2014                              -                    321,411                          -
           October 31, 2018                        246,157                          -                          -
           October 31, 2019                        321,611                          -                          -
                                             -------------              -------------              -------------

                                             $   5,615,614              $     754,624              $     416,962
                                             =============              =============              =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

         INTRODUCTION

         Gold Standard, Inc. and its subsidiaries (the Registrant) were formed to engage in the acquisition, exploration, and if warranted, development of hard mineral properties. At the present time, Registrant's activities are solely exploration related and concentrated in Brazil. Registrant is in the process of discontinuing exploration activities in Uruguay and has discontinued exploration activities in all other locations. The following discussion should be read in conjunction with the text of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Registrant's Form 10-K for fiscal year ended October 31, 1999.

         RESULTS OF OPERATIONS

         No revenue was generated through operations by the Registrant during the six month periods ended April 30, 2000 and 1999.

         Exploration related expenses for the current three month period ended April 30, 2000 were $86,614 compared to $123,246 for the three month period ended April 30, 1999. Exploration related expenses for the current six month period ended April 30, 2000 were $149,863 compared to $292,214 for the six month period ended April 30, 1999. The decrease in exploration expenses compared to the prior year periods is due to termination in 1999 of all exploration activities in Paraguay and most activities in Uruguay. Exploration costs for the Registrant's Brazil properties have remained relatively constant between such periods. Unless exploration activities discover deposits with development potential or Registrant acquires new exploration opportunities, Registrant currently anticipates that exploration expenses will continue at the level experienced in the first six months for the remainder of the current year.

         Registrant's general and administrative expenses, excluding legal expenses totaled $82,535 for the three month period ended April 30, 2000 compared to $110,489 for the three month period ended April 30, 1999. Registrant's general and administrative expenses, excluding legal expenses totaled $148,825 for the six month period ended April 30, 2000 compared to $190,926 for the six month period ended April 30, 1999. The two most significant general and administrative expense categories during the six month period ended April 30, 2000 were (a) professional and consulting fees $ 11,251 ($58,453 in
1999) and (b) wages and salaries $78,000 ($78,000 in 1999). The balance of general and administrative expenses includes office supplies and expenses, office rent, travel, etc. The Registrant's management has been conscientious in striving to control general and administrative expenses.

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

         Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

         The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of Registrant. Registrant and its representatives may from time to time make written or oral statements that are "forward- looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to Registrant's stockholders. Registrant's management believes that all statements that express expectations and projections with respect to future matters are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, many of which are beyond the control of the Company, including the following:

         Changes in company-wide strategies, which may result in changes in the types or mix of businesses in which Registrant is involved; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede Registrant's access to, or increase the cost of, external financing for its operations; legal and regulatory developments, such as regulatory actions affecting environmental activities; adverse weather conditions or natural disasters, such as hurricanes and earthquakes; and labor disputes, which may lead to increased costs or disruption of operations.

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

                  PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         (a)      Exhibits
                  --------

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                            Location if other
           No.                Title of Document             than attached hereto
         -------              -----------------             --------------------

         3.01*             Articles of Incorporation          1999 Form 10-K
                           (as amended to date)               Exhibit 3.01

         3.02*             Bylaws                             1999 Form 10-K
                                                              Exhibit 3.03

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

         No reports on Form 8-K were filed by Registrant during the quarter ended April 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GOLD STANDARD, INC.


Date     June 13, 2000                               By:/s/Scott L. Smith
         -------------                               --------------------------
                                                     Scott L. Smith
                                                     President and Chief
                                                     Financial Officer