Form 10QSB
period 2000-07-31
GOLD STANDARD INC
filed 2000-09-14
CIK 42136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000
                                                 -------------

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

                                 (801) 328-4452
                                  -------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
                     (Former name, former address and former
                       fiscal year, if changed since last
                                    report.)

The number of shares of the issuer's common stock outstanding as of September 12, 2000, is 1,269,858 shares.

                          PART I- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                  --------------------

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 2000 and October 31, 1999


                                                                       July 31, 2000         October 31, 1999
                                                                       -------------         ----------------
                                                                         (Unaudited)

         ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                             $     708,161         $   1,173,257
   Certificates of deposit                                                   1,369,056             1,284,425
   Accounts receivable                                                          13,770                 6,992
   Accrued interest                                                              4,865                 9,192
   Prepaid expenses                                                              4,534                12,082
                                                                         -------------         -------------
         TOTAL CURRENT ASSETS                                                2,100,386             2,485,948

PROPERTY AND EQUIPMENT
   Equipment and leasehold  improvements                                        41,620                79,463
                                                                         -------------         -------------
                                                                                41,620                79,463

NOTES RECEIVABLE                                                               150,000                     0

OTHER ASSETS
   Investment in affiliate                                                     279,958               279,958
   Deposits                                                                      2,520                   690
                                                                         -------------         -------------
                                                                               282,478               280,648
                                                                         -------------         -------------

                                                                         $   2,574,484         $   2,846,059
                                                                         =============         =============

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 2000 and October 31, 1999
                                   (continued)

                                                                       July 31, 2000         October 31, 1999
                                                                       -------------         ----------------
                                                                         (Unaudited)

         LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                                             $       6,542         $       9,630
   Accrued liabilities                                                          2,740                 4,175
   Income tax payable                                                             100                   100
                                                                        -------------         -------------
          TOTAL CURRENT LIABILITIES                                             9,382                13,905

STOCKHOLDERS' EQUITY
   Common stock   1,269                                                         1,169
   Additional paid-in capital                                              13,347,356            13,197,456
   Accumulated deficit                                                    (10,783,523)          (10,366,471)
                                                                        -------------         -------------
         TOTAL STOCKHOLDERS' EQUITY                                         2,565,102             2,832,154
                                                                        -------------         -------------

                                                                        $   2,574,484         $   2,846,059
                                                                        =============         =============



















See accompanying notes to consolidated financial statements.

                               GOLD STANDARD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and nine month periods ended July 31, 2000 and 1999


                                                   Three months ended                           Nine months ended
                                                        July 31,                                    July 31,
                                        -----------------------------------------    ---------------------------------------
                                               2000                  1999                  2000                  1999
                                        -------------------   -------------------    -----------------    ------------------
                                            (Unaudited)           (Unaudited)           (Unaudited)          (Unaudited)

INCOME FROM
  OPERATIONS                             $                -     $               -    $               -    $                -

EXPENSES
  Depreciation                                       12,614                13,575               37,843                40,725
  Leasehold exploration and
    carrying costs                                   85,351                75,251              235,214               367,465
  General and administrative:
    Legal                                             9,309                11,952               25,117                19,632
    Other                                            90,050                71,267              238,875               262,193
                                         ------------------     -----------------    -----------------    ------------------
         NET LOSS FROM
         OPERATIONS                                (197,324)             (172,045)            (537,049)             (690,015)

OTHER INCOME
 (EXPENSES)
  Interest income                                    25,399                31,568              119,998               103,734
  Miscellaneous income                                    -                     -                    -                 2,210
                                         ------------------     -----------------    -----------------    ------------------
NET INCOME (LOSS)                        $         (171,925)    $        (140,477)   $        (417,051)   $         (584,071)
                                         ==================     =================    =================    ==================

Net income (loss) per common
 share                                   $            (0.14)    $           (0.12)   $           (0.34)   $            (0.50)
                                         ==================     =================    =================    ==================










See accompanying notes to consolidated financial statements.

                               GOLD STANDARD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three and nine month periods ended July 31, 2000 and 1999


                                                     Three months ended                          Nine months ended
                                                          July 31,                                   July 31,
                                           ---------------------------------------    ---------------------------------------
                                                 2000                  1999                 2000                  1999
                                           -----------------    ------------------    -----------------    ------------------
                                              (Unaudited)          (Unaudited)           (Unaudited)          (Unaudited)


CASH PROVIDED BY (USED
IN) OPERATING ACTIVITIES
  Net income (loss)                             $   (171,925)          $  (140,477)        $   (417,051)         $   (584,071)
  Add (deduct) adjustments to
  cash basis:
    Depreciation                                      12,614                13,575               37,843                40,725
    Net exchange adjustment                                -                     -                    -                     -
    Decrease (increase) in:
      Accrued interest                                 5,796               (15,523)               4,327               (14,948)
      Prepaid expenses                                (2,328)               (2,782)               7,548                  (201)
      Accounts receivable                                  -                     -               (6,779)               (2,680)
      Deposits                                             -                     -               (1,830)                    -
    Increase (decrease) in:
      Accounts payable                                    67                  (758)              (3,088)              (17,618)
      Income tax payable                                   -                     -                    -                     -
      Accrued liabilities                              2,337                     -               (1,435)              (18,058)
                                                ------------           -----------         ------------          ------------
         NET CASH PROVIDED
         BY (USED IN)
         OPERATING
         ACTIVITIES                                 (153,439)             (145,965)            (380,465)             (596,851)

CASH USED IN
INVESTMENT ACTIVITIES
  Decrease (increase) in
  certificates of deposits                           (19,642)                6,647              (84,631)              (29,873)
  Equipment purchased                                      -                     -                    -                (1,642)
  Decrease (increase) in of
  securities                                               -                     -                    -                     -
  Increase in equity investments                           -                     -                    -                     -
                                                ------------           -----------         ------------          ------------
         NET CASH USED IN
         INVESTMENT
         ACTIVITIES                                  (19,642)                6,647              (84,631)              (31,515)
NET INCREASE (DECREASE)
IN CASH                                             (173,081)             (139,318)            (465,096)             (628,366)
CASH BALANCE AT
BEGINNING OF PERIOD                                  881,242             1,451,567            1,173,257             1,940,615
                                                ------------           -----------         ------------          ------------

CASH BALANCE AT END OF
PERIOD                                          $    708,161           $ 1,312,249         $    708,161          $  1,312,249
                                                ============           ===========         ============          ============


See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       July 31, 2000 and October 31, 1999
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

Financial Statements
--------------------
The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 1999, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at July 31, 2000, have been made. All such adjustments were of a normal, recurring nature.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements at July 31, 2000, include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. A former subsidiary, Pan American Sports, Inc. (PAMS) (formerly Big Pony Gold, Inc.) is no longer included in the consolidated financial statements but is being reported as an equity investment. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany transactions are eliminated.

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

Investment in Mining Properties
-------------------------------
Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are either put into production, sold or abandoned. As of July 31, 2000, there were no geological areas under production.

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

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       July 31, 2000 and October 31, 1999
                                   (Unaudited)

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

NOTE 3 - INVESTMENT IN AFFILIATE

During 1998 the Company changed its method of accounting for and reporting its investment in PAMS from the consolidated to the equity method due to the decline in their ownership interest from 64.4% to 20%. The Company adjusted the carrying value of the investment balance for the exchange of stock for assets, conversion of debt to equity, recognition of the cumulative losses to be reported under the equity method of accounting, and the recognition of losses for the current year since the effective date of the change in entity. The Company's investment in PAMS at July 31, 2000 is $279,958.

NOTE 4 - MINING PROPERTIES

The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in Southern Uruguay, and Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see
Note 1). No development costs have been capitalized on these properties through July 31, 2000.

NOTE 5 - STOCK WARRANTS

In connection with issuance of its common stock, the Company has issued warrants to outside parties for the purchase of additional shares at specified prices in the future. Unexercised warrants aggregate 46,875 shares at July 31, 2000. They carry a weighted average price of $12 per share and have a weighted average remaining life of 2.92 years.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       July 31, 2000 and October 31, 1999
                                   (Unaudited)

NOTE 6 - WARRANTS ISSUED AS COMPENSATION

The Company has issued compensatory stock warrants to officers, employees and consultants during the course of business. No compensation expense has been recorded for these warrants.

Reported and pro forma net loss and loss per share for the period ended July 31, 2000 are as follows:

                  Net loss
                    As reported                    $ (380,465)
                    Pro forma                      $ (536,465)

                  Loss per share
                    As reported                          (.34)
                    Pro forma                            (.43)

The weighted-average fair values at date of grant for compensatory warrants were estimated using the Black-Scholes option pricing model, based on the following assumptions: (i) no expected dividend yields; (ii) an expected volatility rate of 110%; and (iii) expected weighted average lives of 2.7 years. The weighted-average risk-free interest rate applied was 5.78%.

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
                                                     =======

All 100,000 outstanding warrants at July 31, 2000 were exercisable at $1.75 per share and carried a weighted average remaining contractual life of 2.7 years.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       July 31, 2000 and October 31, 1999
                                   (Unaudited)

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long term cash advances. As of July 31, 2000, the Company had receivables from these companies of $513,936, $1,979,048 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

In January 2000 the Company president exercised options to purchase 100,000 shares of common stock at $1.50 per share. The shares were purchased with a non-interest bearing promissory note to be repaid in four years. The shares will be held by the Company until the note is repaid.

NOTE 8 - INCOME TAXES

The Company has significant net operating loss and net capital loss carry forwards which should give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

The amounts and expiration dates of net operating loss carry forwards and investment tax credits at July 31, 2000 are detailed in the following summary:


                                                   Federal                    State                     Net
                                              Net Operating             Net Operating                 Capital
            Expiration Date                         Loss                       Loss                     Loss
            ---------------                   -------------             -------------                 -------

           October 31, 2000                   $        -                $        -                 $ 150,056
           October 31, 2002                            -                         -                    74,928
           October 31, 2003                     1,441,272                        -                   191,978
           October 31, 2004                       675,277                        -                         -
           October 31, 2005                     1,106,261                        -                         -
           October 31, 2006                       545,495                        -                         -
           October 31, 2007                       478,137                        -                         -
           October 31, 2009                       613,656                        -                         -
           October 31, 2010                       124,338                   124,138                        -
           October 31, 2012                        63,410                    63,210                        -
           October 31, 2013                            -                    245,865                        -
           October 31, 2014                            -                    321,411                        -
           October 31, 2018                       246,157                        -                         -
           October 31, 2019                       321,611                        -                         -
                                              -----------               -----------                ---------

                                              $ 5,615,614               $   754,624                $ 416,962
                                              ===========               ===========                =========

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

         RESULTS OF OPERATIONS

         No revenue was generated through operations by the Registrant during the nine month periods ended July 31, 2000 and 1999.

         Exploration related expenses for the current three month period ended July 31, 2000 were $85,351 compared to $75,251 for the three month period ended July 31, 1999. Exploration related expenses for the current nine month period ended July 31, 2000 were $235,214 compared to $367,465 for the nine month period ended July 31, 1999. The decrease in exploration expenses compared to the prior year 9-month period is due to termination in 1999 of all exploration activities in Paraguay and most activities in Uruguay. Exploration costs for the Registrant's Brazil properties have remained relatively constant between such periods. Unless exploration activities discover deposits with development potential or Registrant acquires new exploration opportunities, Registrant currently anticipates that exploration expenses will continue at the level experienced in the first nine months for the remainder of the current year.

         Registrant's general and administrative expenses, excluding legal expenses totaled $90,050 for the three month period ended July 31, 2000 compared to $71,267 for the three month period ended July 31, 1999. Registrant's general and administrative expenses, excluding legal expenses totaled $238,875 for the nine month period ended July 31, 2000 compared to $262,193 for the nine month period ended July 31, 1999. The two most significant general and administrative expense categories during the nine month period ended July 31, 2000 were (a) professional and consulting fees $39,201 ($68,884 in 1999) and (b) wages and salaries $117,000 ($117,000 in 1999). The balance of general and administrative expenses includes office supplies and expenses, office rent, travel, etc. The Registrant's management has been conscientious in striving to control general and administrative expenses.

         PLAN OF OPERATION

         Registrant currently plans to continue its present level of exploration activities on the Brazilian properties where it previously acquired development rights. To the extent that Registrant is unable to generate revenues from its activities, for its operations Registrant will continue to rely on funds received in prior years. As described in more detail in the Registrant's last Annual Report on Form 10-K, the Registrant presently anticipates that, unless there are unanticipated increases in expenses, its current funds will allow it to continue the current level of operations activities through the year 2002. Unless Registrant is able to generate adequate revenues from its activities, after such time (or prior to such time if operations or expenses exceed current levels significantly), Registrant will need to raise additional funds through debt or equity financing to continue operations. Registrant's ability to raise such additional capital at such time will depend on the prospects for the Registrant's activities. There is no assurance that Registrant will be able to obtain the capital it requires to continue operations on terms and conditions acceptable to Registrant, even if the Registrant's exploration activities prove successful. Based on past experience, however, the Registrant believes it has the ability to generate additional funds if needed.

         Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995.

         The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of Registrant. Registrant and its representatives may from time to time make written or oral statements that are "forward- looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to Registrant's stockholders. Registrant's management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond Registrant's control, including changes in global economic conditions, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

         Changes in company-wide strategies, which may result in changes in types or mix of businesses in which Registrant is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede Registrant's access to, or increase the cost of, external financing for its operations; legal and regulatory developments, such as regulatory actions affecting environmental activities; adverse weather conditions or natural disasters, such as hurricanes and earthquakes; and labor disputes, which may lead to increased costs or disruption of operations.

         This list of factors that may affect future performance and the accuracy of forward- looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

                           PART II- OTHER INFORMATION

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

         No reports on Form 8-K were filed by Registrant during the quarter ended July 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GOLD STANDARD, INC.


Date     September 13, 2000                By: /s/ Scott L. Smith
         ------------------                ----------------------
                                           Scott L. Smith
                                           President and Chief Financial Officer