Form 10KSB
period 2000-10-31
GOLD STANDARD INC
filed 2001-01-29
CIK 42136

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended: October 31, 2000
                                    ----------------
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

         COMMON STOCK, PAR VALUE $.001 PER SHARE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES      X            NO
                  -------           -------

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSB or any amendment to this Form 10-KSB.      [X]

         The issuer had no revenues for the fiscal year ended October 31, 2000.

         The aggregate market value of the voting and non-voting common equity of the issuer held by non-affiliates, based upon the closing price of the Common Stock on January 24, 2001 as reported on The NASDAQ SmallCap Market, was approximately $2,153,628. (Assumes affiliates include only officers, directors and persons known to the issuer to beneficially own 10% or more of the Company's Common Stock.)

         The number of shares of the issuer's common equity outstanding as of January 24, 2001 was: 1,269,858 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

Transitional Small Business Disclosure Format (check one):
         YES                 NO     X
                  ------          -------

                                     PART I

ITEM 1:           Description of Business.

         Gold Standard, Inc. was incorporated pursuant to the laws of the State of Utah on November 28, 1972, for the purpose of engaging in the exploration for, and the production and sale of, gold. Gold Standard, Inc. and its subsidiaries (the "Company") are primarily engaged in acquiring, leasing and selling hard mineral properties and, if warranted, developing those properties which have the most economic potential. The Company also seeks opportunities for joint ventures or other financial arrangements with other companies to develop and/or operate the properties it controls. Presently, the Company is an exploration stage company and there is no assurance that a commercially viable ore body (reserves) exists in any of the Company's properties until further exploration work and drilling is done and a final feasibility report based upon such test results is concluded.

         In the 1994-1995 period, the Company initiated a large land acquisition (mineral rights) program in the country of Brazil. Offices were established and staffed in the city of Curitiba in the state of Parana. Operations are carried on through the wholly-owned Brazilian subsidiary company, Gold Standard Minas, S.A. Presently this company has approximately twelve employees consisting of senior and junior geologists, technicians, prospectors, clerical and laborers. Gold Standard Minas, S.A. is presently involved in active exploration programs in the Brazilian states of Mato Grosso, Santa Catarina, Minas Gerais, Sao Paulo and Parana.

         During fiscal year 1999, the Company engaged in mineral exploration in the United States and Brazil and discontinued activities in Paraguay and Uruguay. The Company anticipates that exploration activities will continue in 2001 in the United States and Brazil.

         The Company did not engaged in any material business transactions during the fiscal year ended October 31, 2000. Further, except as otherwise described herein, no material expenditures have occurred during the Company's last three fiscal years for research and development activities, nor has compliance with federal, state and local environmental laws and regulations resulted in a material effect on the capital expenditures, earnings or competitive position of the Company. Most of the time of the Company's president is spent on the Company's activities. In addition to the President, the Company has two part-time employees located in Salt Lake City.

         The Company's board of directors recently amended Article II of the Company's bylaws to include two new provisions requiring that its shareholders give the Company advance notice of any matters or director nominees which a shareholder wished to present for consideration at a meeting of the shareholders. The purpose of the provisions is to give the Company adequate notice of such matters in order to properly prepare for and address each matter presented at any shareholders meeting. A copy of the amended bylaws is included with this report.

Item 2.  Description of Property.

         The Company, through its 100% owned subsidiary company Gold Standard Minas, S.A., in 1994 and 1995 acquired mineral rights to 1.5 million acres of land with priority and another 1 million acres application in the country of Brazil. These properties were selected by the Company's geologists and were considered to be highly prospective for gold. To hold down the maintenance and carrying costs of this huge land position, priority was given to delineate the most prospective areas. In addition, the fall in the price of gold drastically reduced the competition for properties as the majority of mining exploration companies left the country or went out of business. Management did not feel the need to retain this large land position, and the Company reduced its present holdings to nine parcels in granted or priority status in the aggregate of 14,000 acres. The claims are located in the states of Mato Grosso, Santa Catarina, Minas Gerais, Sao Paulo and Parana.

         The properties are in the initial stages of development. Generalized reconnaissance, including rock sampling, stream sediment, soil geochemistry, ground geophysics and geologic mapping are being conducted at this time. Current project areas undergoing investigation by the Company's geologists, technicians and prospectors include Rebeira in Sao Paulo, the state of Parana, Arcangelo and Resende Costa in the state of Minas Gerais. The Company maintains fully staffed computerized offices in Curitiba, Parana. All full time employees and part time consultants are Brazilian.

         As previously indicated by the Company, its prior operations in Uruguay and Paraguay were discontinued during 2000.

Item 3.  Legal Proceedings.

         There are no material legal proceedings pending against or involving the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended October 31, 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The common stock of the Company is traded on NASDAQ and on the Pacific Stock Exchange. The principal market makers of the Company's common stock on the NASDAQ system are Market Makers, Wilson Davis & Co., Inc., Mayer & Schweitzer, Inc., Troster Singer Corp., Nash Weiss, and Sherwood Securities Corp. However, the Company has made no independent verification of the magnitude of the transactions of any of the above-mentioned or other firms. Other broker/dealers may also make a market in the Company's stock.

         Market Prices of Common Stock
         -----------------------------

         The following table sets forth, for the periods indicated, the prices of the Company's common stock from the NASDAQ Small Cap Market.


                                                          Sales Prices
          Fiscal              Quarterly               ---------------------
           Year                Period                 High              Low
          ------              ---------               ----              ---

          1999:            First Quarter             $3.38             $1.00
                           Second Quarter             2.00              1.25
                           Third Quarter              2.50              1.19
                           Fourth Quarter             4.00              1.25

          2000:            First Quarter             $3.50             $1.13
                           Second Quarter             3.00              1.25
                           Third Quarter              2.88              2.00
                           Fourth Quarter             2.13              0.75


         There were approximately 1,942 record holders of the Company's common stock as of January 10, 2001. The Company has not declared or paid any dividends with respect to its common stock during the past two years. The Company has no present intention to pay any such dividends in the foreseeable future due to its limited financial resources and the desire of the Company's management to reinvest most of whatever revenue it might obtain into additional properties and investments.

         The Company issued 100,000 shares of common stock to its President, Scott Smith, during January 2000 pursuant to his exercise of an option. The option was granted to Mr. Smith in 1999 in conjunction with his services as President. The exercise price ($1.50 per share) was set in the option at twenty five cents above the market price on the date of exercise. The Company issued the shares pursuant to the exemptions from the registration requirements of
Section 5 of the Securities Act of 1933 available for private offerings under
Section 4(2) thereof and rules and regulations promulgated thereunder.

Item 6.  Management's Discussion and Analysis or Plan of Operation

                                  INTRODUCTION

         Gold Standard, Inc. and its subsidiaries (the Registrant) are principally engaged in the acquisition, exploration, and if warranted, development of gold mineralized properties. Its activities during 2000 were concentrated primarily in Brazil.

                         RESULTS AND PLAN OF OPERATIONS

         No revenue was generated by company operations for the years ended October 31, 2000, 1999 and 1998.

         The Registrant has focused its exploration activities during the three years in the reporting period on its mineral holdings in South America. Exploration costs incurred at these locations are summarized as follows:

                                                Year Ended October 31,
                                           2000         1999           1998
                                        ----------   ----------      ----------


      South American Properties
         Brazil                        $  305,279    $  302,157      $  728,415
         Uruguay                                -        19,064         261,710
         Paraguay                           5,998        84,311          32,994
                                       ----------    ----------      ----------

                                       $  311,277    $  405,532      $1,023,119
                                       ==========    ==========      ==========

         During the last three reporting years, the Company has focused most of its exploration activities in Brazil. Exploration costs in 2000 and 1999 have remained fairly stable after a decline of 58.5% in 1999 from 1998 expenditure levels.

         No exploration costs were incurred by the Company in Uruguay in 2000 and were limited to $19,064 in 1999. The Company spent 1999 and 1998 winding up Uruguayan operations and focusing exploration activities in Brazil.

         During the period ended October 31, 1997, the Registrant conducted a preliminary geologic evaluation in the country of Paraguay. Exploration costs in 1999 increased 155% from 1998 to $84,311 as a result of the Registrants heightened interest in this area. However, due to the death of a key consultant in Paraguay, exploration in that country has been discontinued for the foreseeable future.

         The Registrant has funded its operations through equity financing and with settlement proceeds from a lawsuit prior to 1996. There has been no equity financing during the fiscal years 2000, 1999 and 1998. The Registrant does not anticipate receiving a material amount of operating revenue within the foreseeable future, and as such, the current trend in losses from operations is expected to continue. The Registrant's current business plans call for the continued exploration of potential mineral deposits. Future operating losses will be funded through the cash, cash equivalents and certificates of deposit currently on hand.

         The most significant component of expenses which has contributed to the Registrant's net operating losses for the past three fiscal years is exploration (shown above). The Registrant's other general and administrative expenses have remained fairly constant for the past three years. The two most significant expense categories included in general and administrative expenses are (a) professional fees, and (b) wages and salaries. These two combined categories of expenses represented 83%, 73% and 70% of the total general and administrative expenses during the years ended October 31, 2000, 1999 and 1998, respectively. These two expense categories are further discussed as follows:

      a. The majority of professional fees included in general and administrative expenses are those of attorneys, consultants, auditors and accountants. During each of the three years in the period ended October 31, 2000, legal fees included in general and administrative expenses totaled $28,009 in 2000, $29,550 in 1999 and $28,515 in 1998. Audit, accounting and outside consultants fees for the periods totaled $53,356 in 2000, $70,634 in 1999, and $74,183 in 1998.

      b. Wages, exclusive of payroll taxes, were $156,000 in 2000 and 1999, and $146,000 in 1998.

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

         General and administrative expenses in 2001 are expected to remain at the same levels as in 2000. Exploration expense in South America is expected to decrease in 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

         Operations during 2000, 1999 and 1998 were funded from working capital. Working capital at October 31, 2000, 1999 and 1998 was $1,988,190, $2,472,043,
and $3,125,606, respectively. The Registrant's working capital at October 31, 2000 is sufficient to fund its projected exploration activities in Brazil and to maintain a level of corporate operations consistent with the past several years.

         The Registrant has no immediate plans to seek significant funding during 2001 either through equity offerings or debt financing. The Registrant has no material capital commitments or agreements which would require significant outlays of capital during 2001. The Registrant's anticipated capital requirements for the next three fiscal years are as follows:

                                            2001         2002           2003
                                         ---------     ---------     ---------
      Leasehold exploration and
        carrying costs                   $ 300,000     $ 300,000     $ 300,000
      Legal expenses                        25,000        25,000        25,000
      Other general and
        administrative expenses            300,000       300,000       300,000

         Expenses should remain close to the 2000 level. At this rate, the Registrant has cash and cash equivalents to meet its expenses for the next three fiscal years. The Registrant has no term debt and is expected to meet all of its obligations as they come due.

         In the short term, the Registrant has sufficient cash reserves to fund operations. In the long-term, there can be no assurance that the cash on hand will be sufficient to defray all operating costs that will be incurred.

                                    INFLATION

         The impact of inflation on the Registrant's operations will vary. The future price of gold, and the level of future interest rates could directly affect the Registrant's share of any future operating revenue. Lower interest rates and higher gold prices enhance the value of the Registrant's investments. The Registrant's future results of operations, to a significant degree, depends on its success in locating, acquiring and producing commercial gold deposits. With exploration currently proceeding on several properties whose commercial production potential is not presently determinable, and considering the difficulty of projecting future prices, which tend to be volatile, it is, at best, difficult to accurately project future results of operations.

         Because the Registrant does not have a steady, dependable source of revenue, serious increases in inflation could increase the Registrant's general and administrative expenses and make it difficult to remain within its budget.

However, the inflation rate has remained relatively low, with only a minor impact on the Registrant during 2000, 1999 and 1998. Management does not anticipate material increases in the inflation rate during the immediate future.


                      ENVIRONMENTAL RULES AND REGULATIONS

         The Registrant is not aware of any noncompliance with environmental rules and regulations, nor has the Registrant been cited by any local, state or national agency either in the United States or South America for noncompliance with environmental rules and regulations.

         The Registrant is not aware of any potential reclamation costs in any of the areas in which it has conducted exploration. The Registrant has no actual or potential involvement in environmental remediation activities.

                           FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward- looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond the Company's control including changes in global economic conditions, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors could materially affect future developments and performance, including the following:

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

Item 7.  Financial Statements.

         Reference is made to the financial statements and supplementary data set forth in this From 10-KSB report as indexed in Part IV, Item 13, and by such reference such information is incorporated herein.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not Applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers of the Company

         The following table sets forth certain information concerning the directors and executive officers of the Company.

                                                                     Officer/
                                                                     Director
    Name              Age                Position                    Since
    ----              ---                --------                    ---------

Scott L. Smith      74      Chairman of the Board, President,          1972
                            Principal Executive Officer,
                            Treasurer, Principal Financial
                            Officer and Chief Accounting
                            Officer

Bret C. Decker      46      Director, Vice President, Secretary        1996

Charles W.          84      Director                                   1979
Shannon

Gerald L.           70      Director                                   1996
Sneddon

Nilton P.           46      Vice President                             1997
Franke

         No family relationship exists among any of the directors or officers. All directors hold office until the next Annual Meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors.

         The principal occupations of the executive officers and directors named above for at least the past five (5) years are as follows:

         Scott L. Smith. Mr. Smith has been President and Chief Executive Officer of the Company for more than five years and serves as an officer and director of the Company's subsidiaries.

         Bret C. Decker. Mr. Decker has been a consultant and then an officer of the Company for the past five years. Mr. Decker is an officer and director of Pan American Motorsports, Inc..

         Charles W. Shannon. For the past five years, Mr. Shannon's principal occupation has been as a mining consultant.

         Gerald L. Sneddon. Mr. Sneddon has been Executive Vice President of MK Gold Corporation for more than five years. Mr. Sneddon is presently a mining engineering consultant. Mr. Sneddon is a director of Francisco Gold Corp., in Vancouver, British Columbia, Canada.

         Nilton P. Franke. Mr. Franke has been a full-time geologic consultant to the Company for the past five years. He is the president of the Company's subsidiary company in Brazil, Gold Standard Minas, S.A. In 1997, he was appointed to serve as the Company's Vice- President - Exploration.

Employment Agreements

         All officers of the company are "at-will" employees, except for Scott Smith. The Company has a five year employment agreement with Mr. Smith, which agreement began August 15, 1999. The agreement provides for an annual salary of $85,000, with an increase in the second year and fourth year of $1,000 per month, or such larger increases as determined by the Board of Directors in its discretion. Under the agreement, Mr. Smith may be terminated only for certain defined causes. The agreement also includes a covenant not to compete.

Section 16(a) Beneficial Reporting Compliance

         Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, file initial reports of stock ownership and reports of changes in stock ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% owners are required by applicable regulations to furnish the Company with copies of all
Section 16(a) forms that they file.

         Based solely on a review of the copies of such forms furnished to the Company or written representations from certain persons, the Company believes that during the Company's 2000 fiscal year, all filing requirements applicable to its officers, directors and ten- percent owners of the Company were met by such persons.

Item 10.         Executive Compensation.

Compensation of Executive Officers

         The following table sets forth information concerning all cash compensation paid by the Company for services in all capacities to the Company's Principal Executive Officer during the three-year period ended October 31, 2000. The Company has no other officers whose total cash compensation exceeded $100,000 for the year. The Company has no plans that will require the Company to contribute to or to provide pension, retirement or similar benefits to directors or officers of the Company.


                                                      Summary Compensation Table


                                        Annual Compensation                   Long Term Compensation
                           ----------------------------------------      ------------------------------
                                                                                                 Pay-
                                                                                Awards           outs
                                                                         ------------------      -----
                                                             Other       Restric-                             All
         Name                                                Annual        ted                    LTIP       Other
         and                                                Compen-       Stock    Options/       Pay-      Compen-
       Position             Year       Salary     Bonus      sation       Awards     SARs         outs      sation(1)
       --------             ----       ------     -----     -------       ------   --------       -----     ---------


Scott L.                   Fiscal     $80,000      -0-        -0-           -0-        -0-         -0-         -0-
Smith,                      2000
Chairman and
President                  Fiscal     $80,000      -0-        -0-           -0-       -0-          -0-         -0-
                            1999

                           Fiscal     $80,000      -0-        -0-           -0-       -0-          -0-         -0-
                            1998


Options Grants in Last Fiscal Year

      The Company granted no options during the last fiscal year.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option
Values

      Aggregated Option/SAR exercises in Fiscal Year Ended October 31, 2000 and Fiscal Year End Option/SAR Values



           Name                Shares Acquired             Value                 Number of               Value of
                               on Exercise (#)          Realized ($)            Securities              Unexercised
                                                            (1)                 underlying             In-the Money
                                                                                Unexercised            Options/SARs
                                                                              Options/SARs at          at FY-End ($)
                                                                                FY-End (#)                  (1)
                                                                               Exercisable/            Exercisable/
                                                                               Unexercisable           Unexercisable
          -----                --------------          ------------           ---------------          -------------

Scott L. Smith                     100,000                   $0                    None                    None




(1) The value realized is calculated based on the difference between the exercise price of $1.50 and the closing sales price reported by NASDAQ for the Company's common stock on the date of exercise ($1.25)

Compensation of Directors

The Company has compensated each director other than Scott Smith though the grant of a stock option to purchase 20,000 shares of Company Common Stock at a purchase price of $1.75 per share. The options expire July 1, 2003 and are fully vested. The Company had originally granted options to Messrs. Decker, Shannon and Sneddon for 50,000 shares, but those grants were voluntarily reduced by the directors in March 2000 to 20,000 shares at the request of the Company. Additionally, the Company reimburses directors for expenses associated with attending board meetings.

Item 11.         Security Ownership of Certain Beneficial Owners and
                 Management.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information as of January 10, 2001 regarding beneficial ownership of the Company's Common Stock, by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Stock is considered "beneficially owned" by a person if such person, directly or indirectly, through any contract, arrangement, understanding or otherwise, has or shares: (i) voting power for the stock; and/or (ii) investment power for the stock (including the power to dispose of the stock). Such "beneficial ownership" also includes stock that a person has the right to acquire within 60 days of January 10, 2001. Unless otherwise indicated, to the knowledge of the Company the persons or entities named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them, subject to applicable community property laws. The percentage ownership for each person is calculated assuming that all the stock that could be acquired by that person within 60 days, by option exercise or otherwise, has in fact been acquired and that no other shareholder has exercised a similar right to acquire additional shares.


             Name and Address of              Amount and             Percent
Class        Beneficial Owner                 Nature of             of Class
-----        ----------------                 Beneficial            --------
                                              Ownership
                                              ---------

Common       Scott L. Smith                   154,696(1)               12.2%
             4931 Marilyn Drive
             Salt Lake City, Utah

Common       FCMI Financial                   152,093(2)               11.5%
             Corporation
             347 Bay Street, Second
             Floor
             Toronto, Ontario

Common       Sun Valley Gold, LLC             137,606                  10.8%
             620 Sun Valley Road
             Sun Valley, ID 83353

Common       Continental Casualty             82,813(3)                 6.5%
             Co./CNA Financial
             Corporation/Loews
             Corporation
             CNA Plaza,
             Chicago, IL 60685

Common       Nilton P. Franke                 40,000(4)                 3.1%
             Rua Tibagi, 294-Jala
             1003
             Curitiba, PR, Brazil

Common       Charles Shannon                  22,213(5)                 1.7%
             8335 Makiki Drive
             Diamond Head, MS 39525

Common       Bret C. Decker                   20,000(6)                 1.6%
             6071 Linden Way
             Salt Lake City, UT
             84121

             Name and Address of              Amount and             Percent
Class        Beneficial Owner                 Nature of             of Class
-----        ----------------                 Beneficial            --------
                                              Ownership
                                              ---------

Common       Gerald L. Sneddon                20,000(7)                 1.6%
             351 East Curling
             Boise, ID 83702

Common       All directors and                256,909(1)(4)(5)(6)(7)   18.8%
             executive officers (5
             persons) as a Group

         (1) President, Treasurer, and Chairman of the Company. Includes: (i) 143,751 shares held directly; and (ii) 10,945 shares held in the name of Mr. Smith's spouse.

         (2) Beneficial owner. Includes: (i) 105,218 shares held directly; and
(ii) warrants that are currently exercisable to purchase 46,875 shares of the Company Common Stock (expiring March 31, 2003). Mr. Albert D Friedberg is the president of FCMI Financial Corporation, which is controlled by Mr. Friedberg and owned by Mr. Friedberg and members of his immediate family.

         (3) Beneficial owner. The shares indicated are directly owned by Continental Casualty Company, an Illinois insurance company. Loews Corporation is an 86% owner of CNA Financial Corporation, and CNA Financial Corporation owns 100% of Continental Casualty Corporation. Loews Corporation and CNA Financial Corporation, however, disclaim beneficial ownership of the shares held by Continental Casualty Corporation.

         (4) Vice President of the Company. Includes warrants that are currently exercisable to purchase 40,000 shares of Company Common Stock.

         (5) Director of the Company. Includes:(i) 2,213 shares held directly; and (ii) warrants that are currently exercisable to purchase 20,000 shares of Company Common Stock.

         (6) Vice President, Secretary, and Director of the Company. Includes warrants that are currently exercisable to purchase 20,000 shares of Company Common Stock.

         (7) Director of the Company. Includes warrants that are currently exercisable to purchase 20,000 shares of Company Common Stock.

Item 12.         Certain Relationships and Related Transactions.

         The Company currently holds a note for $150,000 from Scott Smith, given by Mr. Smith in connection with the exercise of a stock option for 100,000 shares of Company stock on January 18, 2000. The note is non-recourse, interest free, due in a single payment on January 17, 2004, and secured by a pledge of the option shares acquired with the note. No other director or executive officer was indebted to the Company during the 2000 fiscal year or involved in any financial transaction with the Company.

         For a description of the compensation arrangements between the Company and its officers and directors, see "Compensation of Executive Officers," "Compensation of Directors," and "Employment Agreements" above.

Item 13.         Exhibits and Reports on Form 8-K

      (a)   The following documents are filed as a part of this report:

      Independent Auditor's Report.
      Financial Statements:
            Consolidated Balance Sheets
            consolidated Statements of Operations
            Consolidated Statements of Stockholders' Equity
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

The following Exhibits are attached hereto or incorporated herein by reference as indicated in the table below:

Exhibit                                          Location if other
  No.    Title of Document                      than attached hereto
-------  ------------------                     --------------------

3.01*    Articles of Incorporation                1999 Form 10-K
                                                  Exhibit 3.01
3.02     Amended Bylaws

10.01*#  Employment Agreement for Scott Smith     1999 Form 10-K
                                                  Exhibit 10.01

10.02*#  Form of Warrant Grant Used               1999 Form 10-K
         With Non-employee Directors              Exhibit 10.02

11       Computation of Earnings Per Share

21*      Subsidiaries of the Company              Form 10-K
                                                  Exhibit 21

------------------
* Denotes exhibits specifically incorporated in this Form 10-KSB by reference to other filings of the Company pursuant to the provisions of Securities and Exchange Commission Rule 12b-32 and Regulation S-B, Item 10(f)(2). These documents are located under File No. 33-17286 at, among other locations, the Securities and Exchange Commission, Public Reference Branch, 450 5th St., N.W., Washington, D.C. 20549.

# Identifies management or compensatory plans, contracts, or arrangements.

      (b) There were no current reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GOLD STANDARD, INC.

Date January 26, 2001                 /S/Scott L. Smith
                                      ---------------------------------
                                      Scott L. Smith, President

                                POWER OF ATTORNEY

         Know all men by these presents, that each person whose signature appears below constitutes and appoints Scott L. Smith his true and lawful attorney in fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney in fact or his substitute(s) may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 26, 2001                /s/Bret C. Decker
                                      ---------------------------------
                                      Bret C. Decker, Director

Date: January 26, 2001                /s/Charles W. Shannon
                                      ---------------------------------
                                      Charles W. Shannon, Director

Date: January 26, 2001                /s/Gerald L. Sneddon
                                      ---------------------------------
                                      Gerald L. Sneddon, Director

Date: January 26, 2001                /s/Scott L. Smith
                                      --------------------------------
                                      Scott L. Smith, President, Chief
                                      Financial Officer and Director
                                     (principal executive, financial
                                      and accounting officer)

                               GOLD STANDARD, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F -1

FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                          F -2

   CONSOLIDATED STATEMENTS OF OPERATIONS                                F -3

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      F -4

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                F -5

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F -7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Gold Standard, Inc.

We have audited the accompanying consolidated balance sheets of Gold Standard, Inc. and Subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended October 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gold Standard, Inc. and Subsidiaries as of October 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years ended October 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.



FOOTE, PASSEY, GRIFFIN & CO., LC




Salt Lake City, Utah
January 17, 2001

                        CONSOLIDATED FINANCIAL STATEMENTS

                      Gold Standard, Inc., and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   October 31,




                                     ASSETS
                                                                  2000                  1999
                                                              -----------           -----------

CURRENT ASSETS
   Cash and cash equivalents                                  $   578,906           $ 1,173,257
   Certificates of deposit                                      1,384,944             1,284,425
   Accounts receivable                                              6,992                 6,992
   Accrued interest                                                11,028                 9,192
   Prepaid expenses                                                 9,641                12,082
                                                              -----------           -----------

         Total current assets                                   1,991,511             2,485,948
                                                              -----------           -----------

PROPERTY AND EQUIPMENT, at cost
   Furniture and equipment                                        113,969               114,443
   Transportation equipment                                       164,341               164,341
   Leasehold improvements                                           3,200                 3,200
                                                              -----------           -----------
                                                                  281,510               281,984
   Less accumulated depreciation and amortization                (238,161)             (202,521)
                                                              -----------           -----------

                                                                   43,349                79,463
                                                              -----------           -----------

OTHER ASSETS
   Investment in affiliate                                        194,903               279,958
   Deposits                                                           -                     690
                                                              -----------           -----------

                                                                  194,903               280,648
                                                              -----------           -----------

                                                              $ 2,229,763           $ 2,846,059
                                                              ===========           ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade accounts payable                                      $     2,423           $     9,630
   Accrued liabilities                                                 797                 4,175
  Income taxes payable                                                 100                   100
                                                               -----------           -----------

         Total current liabilities                                   3,320                13,905
                                                               -----------           -----------

STOCKHOLDERS' EQUITY
   Common stock - authorized 100,000,000
      shares of .001 par value; issued,
      and outstanding 1,269,858 shares
      in 2000 and 1,169,858 shares in 1999                           1,270                 1,170
   Additional paid-in capital                                   13,326,674            13,197,455
   Notes receivable from related party for
      stock issued                                                (137,350)                  -
   Accumulated deficit                                         (10,964,151)          (10,366,471)
                                                               -----------           -----------

                                                                 2,226,443             2,832,154
                                                               -----------           -----------

                                                               $ 2,229,763           $ 2,846,059
                                                               ===========           ===========


        The accompanying notes are an integral part of these statements.

                      Gold Standard, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Years ended October 31,




                                                                2000                  1999                 1998
                                                           ------------           -----------          -----------

REVENUE                                                    $        -             $       -            $       -
                                                           ------------           -----------          -----------

EXPENSES
   General and administrative
     Legal                                                       28,009                29,550               28,515
     Other                                                      300,709               322,854              327,329
   Leasehold exploration and
    carrying costs                                              311,277               405,532            1,023,119
   Depreciation and amortization                                 36,439                48,040               54,685
                                                           ------------          ------------         ------------

                                                                676,434               805,976            1,433,648
                                                           ------------          ------------         ------------

      Net loss from operations                                 (676,434)             (805,976)          (1,433,648)
                                                           ------------          ------------         ------------

OTHER INCOME (EXPENSE)
   Interest income                                              163,826               105,060              151,225
   Loss from equity investment                                  (85,055)              (71,985)            (198,139)
   Loss on securities available-for-
    sale                                                            -                     -               (101,409)
   Loss on exchange of stock for
     rights                                                         -                     -                (90,569)
   Gain (loss) on disposal of
     equipment                                                       83                (5,437)             (15,824)
                                                           ------------          ------------         ------------

                                                                 78,854                27,638             (254,716)
                                                           ------------          ------------         ------------

Net loss before income taxes                                   (597,580)             (778,338)          (1,688,364)

Income tax expense                                                  100                   100                  100
                                                           ------------          ------------         ------------

NET LOSS                                                   $   (597,680)         $   (778,438)        $ (1,688,464)
                                                           ============          ============         ============


Basic and diluted earnings
   per share
     Net loss per share                                           $(.48)                $(.67)              $(1.44)
                                                                  =====                 =====               ======


Weighted average number of
   shares outstanding                                         1,251,228             1,169,858            1,169,858
                                                              =========             =========            =========









        The accompanying notes are an integral part of these statements.

                      Gold Standard, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years ended October 31, 2000, 1999 and 1998




                            Common Stock                                                   Note
                       ------------------------                                         Receivable
                        Number          $.001        Additional                        From Related         Total
                          of             par           paid-in        Accumulated        Party for      Stockholders'
                        Shares           Value         Capital          Deficit        Stock Issued        Equity
                       ---------        -------     -----------      ------------      ------------     ------------

Balance,
   November 1,
   1997                1,169,858       $ 1,170      $13,197,455      $ (7,899,569)      $      -         $ 5,299,056
Net loss                     -             -                 -         (1,688,464)             -          (1,688,464)
                       ---------       -------       -----------     ------------       ----------       -----------
Balance,
   October 31,
   1998                1,169,858         1,170       13,197,455        (9,588,033)             -           3,610,592

Net loss                     -             -                 -           (778,438)             -            (778,438)
                       ---------       -------       -----------     ------------       ----------       -----------
Balance,
   October 31,
   1999                1,169,858         1,170       13,197,455       (10,366,471)             -           2,832,154

Net loss                     -             -                -            (597,680)             -            (597,680)
Stock issued
   for note
   receivable            100,000           100          129,219               -           (129,319)              -
Accretion of
   imputed
   interest of
   6.21%                     -             -                -                 -             (8,031)           (8,031)
                       ---------       -------      -----------      ------------       ----------       -----------

Balance,
   October 31,
   2000                1,269,858       $ 1,270      $13,326,674      $(10,964,151)      $ (137,350)      $ 2,226,443
                       =========       =======      ===========      ============       ==========       ===========



        The accompanying notes are an integral part of these statements.

                      Gold Standard, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years ended October 31,



                                                                   2000                  1999                1998
                                                               -------------         ------------        ------------

Increase (decrease) in cash
   and cash equivalents

Cash flows from operating activities:
   Net loss                                                    $    (597,680)        $   (778,438)       $(1,688,464)
   Adjustments to reconcile net
     loss to net cash and cash
     equivalents used in operating
     activities:
       Accretion of discount on note
         receivable                                                   (8,031)                 -                  -
       Depreciation and amortization                                  36,439               48,040             54,685
       Loss from equity investment                                    85,055               71,985            198,139
       (Gain) loss on disposal of equipment                              (83)               5,437             15,824
       Loss from available-for-sale
         securities                                                      -                    -              101,409
       Loss on exchange of stock for
         rights                                                          -                    -               90,569
   Decrease (increase) in assets:
     Accounts receivable                                                 -                 (2,680)            (4,312)
     Accrued interest                                                 (1,836)                 597               (750)
     Prepaid expenses                                                  2,441               (7,988)             2,750
     Deposits                                                            690                  397               (397)
   Decrease in liabilities:
     Trade accounts payable                                           (7,207)             (57,679)            (7,524)
     Accrued liabilities                                              (3,378)             (14,343)           (11,016)
                                                                ------------          -----------        -----------

       Net cash used in
         operating activities                                       (493,590)            (734,672)        (1,249,087)
                                                                ------------          -----------        -----------

Cash flows from investing activities:
   Proceeds from exchange of stock                                       -                    -               23,551
   Proceeds from disposal of equipment                                   390               18,401             20,525
   Investment in affiliate                                               -                    -             (123,964)
   Proceeds from available-for-sale
     securities                                                          -                    -              145,440
   Purchase of certificate of deposit                               (100,519)             (31,702)           (55,501)
   Property and equipment purchased                                     (632)             (19,385)           (15,277)
                                                                ------------          -----------        -----------

       Net cash used in investing
         activities                                                 (100,761)             (32,686)            (5,226)
                                                                ------------          -----------        -----------








                                   (Continued)

                      Gold Standard, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             Years ended October 31,



                                                                     2000                 1999               1998
                                                                 -----------          -----------        -----------

       Net decrease in cash and
         cash equivalents                                        $  (594,351)         $  (767,358)       $(1,254,313)

Cash and cash equivalents
   at beginning of year                                             1,173,257           1,940,615          3,194,928
                                                                 ------------         -----------        -----------

Cash and cash equivalents
   at end of year                                                $    578,906         $ 1,173,257        $ 1,940,615
                                                                 ============         ===========        ===========


Supplemental disclosures of cash flows information
--------------------------------------------------

Cash paid during the year for:

     Interest                                                    $       -            $       -          $       -
     Income taxes                                                $       100          $       100        $       100



Non-cash transactions:

In 2000, the president of the Company exercised his option to purchase 100,000 shares of common stock in exchange for a non interest bearing note in the amount of $150,000 due in 2004. The note was discounted at a rate of 6.21%. Accretion on the discount totaled $8,031 in 2000.

In 1998, the Company exchanged 750,000 shares of stock in a former subsidiary for 100% of the outstanding stock of a corporation which held mineral exploration rights and certain assets located in Uruguay. The following assets and liabilities were received:

         Cash                                     $23,551
         Furniture and equipment                   34,290
         Trade accounts payable                     9,400

In 1998, the Company converted $689,092 of debt of a former subsidiary to equity, giving the Company a 20% equity investment in the former subsidiary.

In 1998, the Company sold all of its available-for-sale securities resulting in the recognition of an unrealized holding loss of $6,149











        The accompanying notes are an integral part of these statements.

                      Gold Standard, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            October 31, 2000 and 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

         1.   Principles of Consolidation
              ---------------------------

         The accompanying consolidated financial statements include the accounts of Gold Standard, Inc. (the Company), its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refer to Gold Standard, Inc. and its consolidated subsidiaries. All significant inter- company balances and transactions are eliminated.

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
                   Leasehold improvements              Lease term

         3.   Investment in Mining Properties
              -------------------------------

         Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned. As of October 31, 2000 and 1999 there were no geologic areas under production.





                                       F-7
                                  (Continued)

         4.   Loss Per Share
              --------------

         The Company applies Statements of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128) which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. The Company had common stock equivalents outstanding at October 31, 2000, 1999 and 1998 in the form of stock warrants (Notes E and F). These warrants were excluded in the calculations of diluted loss per share during the years ended October 31, 2000, 1999 and 1998 because their inclusion in those calculations would have been anti-dilutive.

         Loss per share amounts have been adjusted for all years presented to reflect the 1:4 reverse stock splits on the effective dates of April 1, 1998 and December 1, 1998.

         5. Comprehensive Income
            --------------------

         The Company applies Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS No. 130). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. No transactions affecting comprehensive income were recorded during the reporting periods.

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

         9.  Reclassification
             ----------------

         The classification of certain amounts in the 1999 and 1998 comparative totals have been changed to conform to the 2000 presentation.

NOTE B - INVESTMENT IN AFFILIATE

     During 1998 the Company changed its method of accounting for and reporting on its investment in Pan American Motorsports (PAMS) from the consolidated to the equity method due to the decline in their ownership interest from 64.4% to 21.6%. During 2000 management adjusted the investment in PAMS to its estimated net realizable value.

     The Company's investment in PAMS is as follows at October 31:


                                                             2000                1999
                                                           -----------         -----------

         Investment in PAMS at beginning of year           $   279,958         $   351,943
         Recognition of Company's share of losses
              for the year                                     (34,293)            (71,985)
         Valuation adjustment                                  (50,762)                -
                                                            -----------         -----------

         Investment in PAMS at end of year                  $   194,903         $   279,958
                                                            ===========         ===========

      The following is summarized financial information for the Company's equity investment as of October 31:


                                                          2000                        1999                        1998
                                                  ---------------------       ---------------------       --------------------
                                                         Gold                         Gold                      Gold
                                                       Standard                     Standard                  Standard
                                          Total         Amount        Total          Amount       Total        Amount
                                        ---------     ---------     ---------      ---------    ---------    ---------
                                                  (Unaudited)

         Current assets                 $  13,035     $   2,821     $  15,553      $   3,104    $ 119,724    $  22,190
         Other assets                      26,316         5,695        30,975          6,182       34,262        6,350
         Current liabilities             (449,256)      (97,225)     (297,973)       (59,469)    (109,657)     (20,325)
                                          ---------   ---------     ---------      ---------    ---------    ---------

            Net assets (deficit)        $(409,905)    $ (88,709)    $(251,445)     $ (50,183)   $  44,329    $   8,215
                                        =========     =========      =========     =========    =========    =========

         Total revenue                  $ 162,242     $  35,111     $ 101,961       $ 20,349    $  70,363     $ 13,042
         Loss before income
            taxes and
            discontinued
            operations                  $(158,460)    $ (34,293)    $(369,674)     $ (71,966)   $(506,169)   $ (93,817)
         Net loss                       $(158,460)    $ (34,293)    $(369,774)     $ (71,985)   $(621,077)   $(115,114)


NOTE C - MINING PROPERTIES

     During the reporting periods, the Company held directly or through its subsidiaries, mineral and exploration rights to property located in the Dugway region of western Utah, southern Uruguay and Brazil. All exploration costs associated with these activities during the three years ended October 31, 2000 have been charged to operations as incurred. No development costs have been capitalized on these properties through October 31, 2000.

NOTE D - RELATED PARTY TRANSACTIONS

     The Company has made unsecured, non-interest bearing, long-term cash advances to its subsidiaries to fund exploration projects. These advances are eliminated in consolidation. Amounts due from the Company's subsidiaries as of October 31, are as follows:

                                   (Continued)



                                               2000             1999               1998
                                             -----------      -----------        -----------

         Gold Standard South                $   513,936      $   513,936        $   513,936
         Gold Standard Minas, S.A.            2,054,744        1,776,408          1,425,721
         Tormin S.A.                            270,360          232,615            207,640

     On January 18, 2000, the president of the Company exercised an agreement to purchase 100,000 shares of common stock in exchange for a non interest bearing note in the amount of $150,000. The note has been discounted at a rate of 6.21% and is due on January 18, 2004.

NOTE E - NON-COMPENSATORY STOCK WARRANTS

     In connection with issuance of its common stock, the Company has issued warrants to outside parties for the purchase of additional shares at specified prices in the future. Unexercised non- compensatory warrants to these parties aggregate 46,875 shares at October 31, 2000. They carry a weighted average price of $12 per share and have a weighted average remaining life of 2.41 years.

NOTE F - WARRANTS ISSUED AS COMPENSATION

     The Company applies Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (SFAS 123) which requires disclosure of the fair value and other characteristics of stock options. The Company has chosen under the provisions of SFAS 123 to continue using the intrinsic value method of accounting for employee stock based compensation in accordance with the Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees.

     The Company has issued compensatory stock warrants to officers, employees and consultants during the course of business. No compensation expense has been recorded for these warrants.

     In 2000, the Company elected to cancel 100,000 warrants previously issued to officers, employees and consultants. Accordingly, the cumulative effect of this election resulted in a pro forma loss reduction of $156,250.

     Reported and proforma net loss and loss per share for the years ended October 31, are as follows:



                                 2000                1999                 1998
                               -----------         -----------          -----------

      Net loss
         As reported         $  (597,680)        $  (778,438)         $(1,688,464)
         Pro forma              (441,430)         (1,090,938)          (1,651,929)

      Loss per share
         As reported         $      (.48)        $      (.67)         $     (1.44)
         Pro forma                  (.35)               (.93)               (1.41)


     The pro forma effect on net loss for 2000, 1999 and 1998 may not be representative of the pro forma effect on net income or loss for future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to warrants granted prior to January 1, 1995.

                                   (Continued)

     The weighted-average fair values at date of grant for compensatory warrants granted in 1999 were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields;
     (ii) expected volatility rates of 110%; (iii) expected weighted average lives of 3.67 years and (iv) a weighted-average risk-free interest rate of 5.78%. No compensatory warrants were granted in 2000 or 1998.

     Stock warrant activity is summarized as follows:



                                                                2000                        1999                     1998
                                                          ----------------           -----------------         ----------------
                                                              Weighted                   Weighted                  Weighted
                                                               Average                    Average                   Average
                                                              Exercise                   Exercise                  Exercise
                                                   Shares       Price        Shares        Price        Shares       Price
                                                  -------     --------      -------      --------      -------     --------

         Warrants outstanding
          beginning of period                     200,000       $ 1.75       50,000       $20.50        56,250      $20.00
              Granted                                 -            -        200,000         1.75           -           -
              Canceled or expired                (100,000)        1.75      (50,000)       20.50        (6,250)      16.00
                                                 --------                   -------                    -------

         Warrants outstanding
           and exercisable,
           end of period                          100,000       $ 1.75      200,000       $ 1.75        50,000      $20.50
                                                  =======                   =======                    =======


     All 100,000 outstanding warrants at October 31, 2000 were exercisable at $1.75 per share and carried a weighted average remaining contractual life of 2.67 years.

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

     There are no other significant timing differences which arise from recognizing income and expense in different periods for financial and tax reporting purposes. The Company's gross deferred tax asset attributable to the net operating loss and net capital loss carryforwards and the associated valuation allowance is summarized as follows at October 31,:



                                                       2000           1999          1998
                                                    -----------   -----------    ----------

     Total deferred tax asset (based
      on net operating loss and
      capital loss carryforwards)                  $ 2,137,614   $ 2,109,660   $ 1,999,907

               Less valuation allowance             (2,137,614)   (2,109,960)   (1,999,907)
                                                   -----------   -----------   -----------

               Net deferred tax asset              $       -     $       -     $       -
                                                   ===========   ===========   ===========


                                   (Continued)

     The amounts and expiration dates of net operating loss and capital loss carryforwards at October 31, 2000, are detailed in the following summary:



                                              Federal                State                Net
              Net Operating                 Net Operating         Net Operating          Capital
             Expiration Date                   Loss                  Loss                 Loss
             ---------------               -------------         -------------         ---------

             October 31, 2000               $       -             $       -            $ 150,056
             October 31, 2002                       -                     -               74,928
             October 31, 2003                1,441,272                    -              101,409
             October 31, 2004                  675,277                    -                   -
             October 31, 2005                1,106,261                    -                   -
             October 31, 2006                  545,495                    -                   -
             October 31, 2007                  478,137                    -                   -
             October 31, 2009                  613,656                    -                   -
             October 31, 2010                  124,338               124,138                  -
             October 31, 2012                   63,410                63,210                  -
             October 31, 2013                        -               245,865                  -
             October 31, 2014                        -               318,944                  -
             October 31, 2015                        -               164,540
             October 31, 2018                  246,157                    -                   -
             October 31, 2019                  319,144                    -                   -
             October 31, 2020                  164,740                    -                   -
                                           -----------           -----------         ----------

                                           $ 5,777,887           $   916,679          $ 326,393
                                           ===========           ===========          =========


NOTE H - CONCENTRATIONS OF CREDIT RISK

     The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. Uninsured balances totaled $1,862,872 at October 31, 2000.

NOTE I -  SEGMENT INFORMATION

     The Company applies Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). This standard establishes standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This standard requires the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     The Company's only activity and, therefore, dominant business segment, is gold exploration and development.

                                   (Continued)

     The Company has had no revenues during the three years ended October 31, 2000. The following table presents property and equipment, net of accumulated depreciation and amortization, based upon the location of the asset:

                                          2000               1999
                                       ----------         ----------


                United States          $   15,141         $   27,934
                South America              28,208             51,529
                                       ----------         ----------

                                       $   43,349         $   79,463
                                       ==========         ==========