Form 10QSB
period 2001-01-31
GOLD STANDARD INC
filed 2001-03-19
CIK 42136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001
                                                ----------------

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

The number of shares of the issuer's common stock outstanding as of March 15, 2001 is 1,269,858 shares.

                          PART I- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                  --------------------

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      January 31, 2001 and October 31, 2000

                                                Jan. 31, 2001      Oct. 31, 2000
                                                --------------     -------------
         ASSETS                                  (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents                      $    443,788      $   578,906
   Certificates of deposit                           1,398,448        1,384,944
   Accounts receivable                                   6,992            6,992
   Accrued interest                                     11,358           11,028
   Prepaid expenses                                      8,650            9,641
                                                  ------------      -----------

                TOTAL CURRENT ASSETS                 1,869,236        1,991,511

PROPERTY AND EQUIPMENT
   Equipment and leasehold improvements                 36,056           43,349
                                                  ------------      -----------
                                                        36,056           43,349

OTHER ASSETS
   Investment in affiliate                             194,903          194,903
                                                  ------------      -----------
                                                       194,903          194,903
                                                  ------------      -----------

                                                  $  2,100,195      $ 2,229,763
                                                  ============      ===========

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      January 31, 2001 and October 31, 2000
                                   (continued)

                                                  Jan.31, 2001    Oct. 31, 2000
                                                  ------------    -------------
        LIABILITIES AND EQUITY                    (Unaudited)

CURRENT LIABILITIES
   Accounts payable - trade                      $      46,508     $      2,423
   Accrued liabilities                                     691              797
   Income tax payable                                      100              100
                                                  ------------      -----------

         TOTAL CURRENT LIABILITIES                      47,299            3,320

STOCKHOLDERS' EQUITY
   Common stock                                          1,270            1,270
   Additional paid-in capital                       13,326,674       13,326,674
   Note receivable from related party
       for stock issued                               (139,679)        (137,350)
   Accumulated deficit                             (11,135,369)     (10,964,151)
                                                  ------------      -----------

         TOTAL STOCKHOLDERS' EQUITY                  2,052,896        2,226,443
                                                  ------------      -----------

                                                  $  2,100,195      $ 2,229,763
                                                  ============      ===========

          See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               Three month periods ended January 31, 2001 and 2000


                                                  Three months ended
                                                      January 31,
                                        ------------------------------------
                                                 2001                2000
                                        ------------------------------------
                                             (Unaudited)          (Unaudited)

INCOME FROM                                 $          -        $           -
  OPERATIONS

EXPENSES
  Depreciation                                      8,384               12,614
  Leasehold exploration and                       105,529               63,249
      carrying costs
  General and administrative:
      Legal                                         7,999               12,165
      Other                                        73,222               66,290
                                            -------------       --------------
         NET INCOME/(LOSS)
         FROM OPERATIONS                         (195,134)            (154,318)

OTHER INCOME
  (EXPENSES)
  Interest income                                  23,917               63,117
  Miscellaneous income                                 -                    -

            NET INCOME/(LOSS)               $   ( 171,217)      $      (91,201)
                                            =============       ==============

Net income/(loss) per common
  share                                     $       (0.13)      $        (0.08)
                                            =============       ==============

          See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three month periods ended January 31, 2001 and 2000


                                                  Three months ended
                                                      January 31,
                                          ------------------------------------
                                                 2001                2000
                                          ------------------------------------
                                             (Unaudited)          (Unaudited)


CASH FLOWS FROM
  OPERATING ACTIVITIES:
    Net income (loss)                       $    (171,217)      $      (91,201)
      Add (deduct) adjustments
        to cash basis:
          Depreciation                              8,384               12,614
          Increase (decrease) in:
             Accounts payable                      44,084                2,928
             Accrued liabilities                     (106)              (3,395)
          Decrease (increase) in:
            Accrued interest                         (330)              (1,803)
            Prepaid expenses                          991                8,741
            Accounts receivable                         0               (6,778)
            Other assets                                0               (1,830)
                                            -------------       --------------

NET CASH PROVIDED
  BY/(USED IN) OPERATING
  ACTIVITIES                                     (118,194)             (80,724)

CASH FLOWS FROM
  INVESTMENT ACTIVITIES:
  Property and equipment purchased                 (1,091)                   0
  Increase in note receivable                      (2,329)
  Increase in certificates of deposit             (13,504)             (45,629)
                                            -------------       --------------

NET CASH USED IN
  INVESTMENT ACTIVITIES                           (16,924)             (45,629)

NET INCREASE
  (DECREASE) IN CASH                             (135,118)            (126,353)

CASH BALANCE AT
  BEGINNING OF PERIOD                             578,906            1,173,257
                                            -------------       --------------

CASH BALANCE AT END
  OF PERIOD                                 $     443,788       $    1,046,904
                                            =============       ==============

          See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 31, 2001 and October 31, 2000
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

Financial Statements
--------------------
The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 2000, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at January 31, 2001, have been made. All such adjustments were of a normal, recurring nature.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements at January 31, 2001, include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions are eliminated.

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

Investment in Mining Properties
-------------------------------
Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are either put into production, sold or abandoned. As of January 31, 2001, there were no geological areas under production.

Earnings (Loss) Per Share
-------------------------
The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128) which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. The Company has common stock equivalents outstanding at January 31, 2001 in the form of stock warrants. These warrants were excluded in the calculations of diluted loss per share because their inclusion would have been anti-dilutive.

Comprehensive Income
--------------------
The Company applies Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS No. 130). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. No transactions affecting comprehensive income were recorded during the reporting periods.

Cash Equivalents
----------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and investments readily convertible into cash, or purchased with a maturity of three months or less, to be cash equivalents.

NOTE 2 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Maintenance, repairs, and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property, equipment and leasehold improvements are included in earnings. Depreciation and amortization of property and equipment is provided on the straight-line method using the estimated lives shown below:

                                                               Years
                                                               -----
                           Furniture and equipment             5 - 7
                           Transportation equipment               5
                           Leasehold improvements             lease term

NOTE 3 - INVESTMENT IN AFFILIATE

During 1998 the Company changed its method of accounting for and reporting its investment in Pan American Motor Sports, Inc. from the consolidated to the equity method due to the decline in their ownership interest from 64.4% to 21.6%. During 2000 the Company adjusted the carrying value of the investment to its estimated net realizable value. The Company's investment at January 31, 2001 is $194,903.

NOTE 4 - MINING PROPERTIES

The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in Southern Uruguay and Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see
Note 1). No development costs have been capitalized on these properties through January 31, 2001.

NOTE 5 - NON-COMPENSATORY STOCK WARRANTS

In connection with issuance of its common stock, the Company has issued warrants to outside parties for the purchase of additional shares at specified prices in the future. Unexercised warrants aggregate 46,875 shares at January 31, 2001. They carry a weighted average price of $12 per share and have a weighted average remaining life of 2.16 years.

NOTE 6 - WARRANTS ISSUED AS COMPENSATION

The Company has issued compensatory stock warrants to officers, employees and consultants during the course of business. No compensation expense has been recorded for these warrants.

Reported and pro forma net loss and loss per share for the period ended January 31, 2001 are as follows:

                  Net loss
                         As reported                          $ (171,217)
                         Pro forma                            $ (171,217)

                  Loss per share
                         As reported                                (.13)
                         Pro forma                                  (.13)

The weighted-average fair values at date of grant for compensatory warrants were estimated using the Black-Scholes option pricing model, based on the following assumptions: (i) no expected dividend yields; (ii) an expected volatility rate of 110%; and (iii) expected weighted average lives of 3.42 years. The weighted-average risk-free interest rate applied was 5.78%.

Stock warrant activity is summarized as follows:

                                                                          Avg.
                                                                        Exercise
                                                      Shares             Price
                                                      ------            --------

                Warrants outstanding
                   beginning of period               100,000            $ 1.75
                      Granted                            -                 -
                      Exercised                          -                 -
                      Canceled or expired                -                 -
                                                     -------

                Warrants outstanding
                    and exercisable,
                    end of period                    100,000            $ 1.75
                                                     =======


All 100,000 outstanding warrants at January 31, 2001 were exercisable at $1.75 per share and carried a weighted average remaining contractual life of 2.42 years.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long term cash advances. As of January 31, 2001, the Company had receivables from these companies of $513,936, $2,159,679 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

In January 2000 the Company president exercised options to purchase 100,000 shares of common stock at $1.50 per share. The shares were purchased with a non-interest bearing promissory note in the amount of $150,000. The note has been discounted at a rate of 6.21% and is due on January 18, 2004.

NOTE 8 - INCOME TAXES

The Company has significant net operating loss and net capital loss carry forwards which should give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

The amounts and expiration dates of net operating loss carry forwards and investment tax credits at January 31, 2001 are detailed in the following summary:




                                        Federal Net              State Net                  Net
Expiration Date                       Operating Loss           Operating Loss           Capital Loss
                                  ----------------------- ------------------------  --------------------

October 31, 2000                     $                  -      $                 -            $  150,056
October 31, 2002                                        -                        -                74,928
October 31, 2003                                1,441,272                        -               101,409
October 31, 2004                                  675,277                        -                     -
October 31, 2005                                1,106,261                        -                     -
October 31, 2006                                  545,495                        -                     -
October 31, 2007                                  478,137                        -                     -
October 31, 2009                                  613,656                        -                     -
October 31, 2010                                  124,338                  124,138                     -
October 31, 2012                                   63,410                   63,210                     -
October 31, 2013                                        -                  245,865                     -
October 31, 2014                                        -                  318,944                     -
October 31, 2015                                        -                  164,540                     -
October 31, 2018                                  246,157                        -                     -
October 31, 2019                                  319,144                        -                     -
October 31, 2020                                  164,740                        -                     -
                                     --------------------      -------------------            ----------
                                     $          5,777,887      $           916,697            $  326,393
                                     ====================      ===================            ==========

NOTE 9 - CONCENTRATION OF CREDIT RISK

The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. Uninsured balances totaled $1,742,236 at January 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

         INTRODUCTION

         Gold Standard, Inc. and its subsidiaries (the Registrant) were formed to engage in the acquisition, exploration, and if warranted, development of hard mineral properties. At the present time, Registrant's activities are solely exploration related and concentrated in Brazil. Registrant is in the process of discontinuing exploration activities in Uruguay and has discontinued exploration activities in all other locations. The following discussion should be read in conjunction with the text of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Registrant's Form 10-KSB for fiscal year ended October 31, 2000.

         RESULTS OF OPERATIONS

         No revenue was generated through operations by the Registrant during the three-month periods ended January 31, 2001 and 2000.

         Exploration related expenses for the current three-month period ended January 31, 2001 were $105,529 compared to $63,249 for the three-month period ended January 31, 2000. The increase in exploration expenses compared to the prior year period is due to an increase in exploration activities at the Registrant's Brazil properties. Unless exploration activities discover deposits with developmental potential or Registrant acquires new exploration opportunities, Registrant currently anticipates that exploration expenses will continue at the level experienced in the first three months for the remainder of the current year.

         Registrant's general and administrative expenses, excluding legal expenses totaled $73,222 for the three-month period ended January 31, 2001 compared to $66,290 for the three-month period ended January 31, 2000. The two most significant general and administrative expense categories during the three month period ended January 31, 2001 were (a) professional and consulting fees $12,658 ($9,691 in 2000) and (b) wages and salaries $39,000 ($39,000 in 2000).
The balance of general and administrative expenses includes office supplies and expenses, office rent, travel, etc. Expenses for remaining nine months of the year should remain close to level in the first three months of the year. The Registrant's management has been conscientious in striving to control general and administrative expenses. The Registrant has no long-term debt and is expected to meet all of its obligations as they come due.

         PLAN OF OPERATION

         Registrant presently plans to continue its present level of exploration activities on the Brazilian properties where it previously acquired development rights. To the extent that Registrant is unable to generate revenues from its activities, for operations Registrant will continue to rely on funds received in prior years. As described in more detail in the Registrant's last Annual Report on Form 10-KSB, the Registrant presently anticipates that, unless there are unanticipated increases in expenses, its current funds will allow it to continue the current level of operations activities through the year 2003. Unless Registrant is able to generate adequate revenues from its activities, after such time (or prior to such time if operations or expenses exceed current levels significantly), Registrant will need to raise additional funds through debt or equity financing to continue operations. Registrant's ability to raise such additional capital at such time will depend on the prospects for the Registrant's activities. There is no assurance that Registrant will be able to obtain the capital it requires to continue operations on terms and conditions acceptable to Registrant, even if the Registrant's exploration activities prove successful. Based on past experience, however, the Registrant believes it has the ability to generate additional funds if needed.

         ENVIRONMENTAL RULES AND REGULATION

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

         FORWARD LOOKING STATEMENTS

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

         Changes in company-wide strategies, which may result in changes in the types or mix of business in which Registrant is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede Registrant's access to, or increase the cost of, external financing for its operations; legal and regulatory developments, such as regulatory actions affecting environmental activities; adverse weather conditions or natural disasters, such as hurricanes and earthquakes; and labor disputes, which may lead to increased costs or disruption of operations.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         (a)      Exhibits
                  --------

                  The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                            Location if other
           No.             Title of Document                than attached hereto
         -------           -----------------                --------------------

         3.01*             Articles of Incorporation        1999 Form 10-KSB
                           (as amended to date)             Exhibit 3.01

         3.02*             Amended Bylaws                   2000 Form 10-KSB
                                                            Exhibit 3.02

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

         (b)      Reports on Form 8-K

No reports on Form 8-K were filed by Registrant during the quarter ended January 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GOLD STANDARD, INC.


Date     March 16, 2000                By: /s/ Scott Smith
         --------------                    ---------------------------------
                                       Scott L. Smith
                                       President and Chief Financial Officer