Form 10QSB
period 2001-04-30
GOLD STANDARD INC
filed 2001-06-14
CIK 42136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2001.

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 001-08397
                                               ---------

                               GOLD STANDARD, INC.
                               -------------------
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

         The number of shares of the issuer's common stock outstanding as of June 14, 2001 is 1,269,885 shares.

                          PART I- FINANCIAL INFORMATION

Item 1 - Financial Statements

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 30, 2001 and October 31, 2000



                                                Apr. 30, 2001      Oct. 31, 2000
                                                -------------     --------------
                                                (Unaudited)
         ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $     255,444     $     578,906
   Certificates of deposit                          1,398,448         1,384,944
   Accounts receivable                                  6,992             6,992
   Accrued interest                                    31,211            11,028
   Prepaid expenses                                     8,971             9,641
                                                -------------     --------------
         TOTAL CURRENT ASSETS                       1,701,066          1,991,511

PROPERTY AND EQUIPMENT
   Equipment and leasehold  improvements               27,672            43,349
                                                -------------     --------------
                                                       27,672            43,349

OTHER ASSETS
   Investment in affiliate                            194,903           194,903
                                                -------------     --------------
                                                      194,903           194,903
                                                -------------     --------------

                                                $   1,923,641     $    2,229,763
                                                =============     ==============

         LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                     $       3,231     $       2,423
   Accrued liabilities                                    352               797
   Income tax payable                                      -                100
                                                -------------     --------------
          TOTAL CURRENT LIABILITIES                     3,583             3,320

STOCKHOLDERS' EQUITY
   Common stock                                         1,270             1,270
   Additional paid-in capital                      13,326,674        13,197,456
   Note receivable from related party
         for stock issued                            (142,007)         (137,350)
   Accumulated deficit                            (11,265,879)      (10,964,151)
                                                -------------     --------------
         TOTAL STOCKHOLDERS' EQUITY             $   1,920,058     $   2,226,443
                                                -------------     --------------

                                                $   1,923,641     $   2,229,763
                                                =============     ==============

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and Six month periods ended April 30, 2001 and 2000



                                                   Three months ended                           Six months ended
                                                        April 30,                                   April 30,
                                        -----------------------------------------    ---------------------------------------
                                               2001                  2000                  2001                  2000
                                        -------------------   -------------------    -----------------    ------------------
                                            (Unaudited)           (Unaudited)           (Unaudited)          (Unaudited)

INCOME FROM
 OPERATIONS                              $                -     $               -    $               -    $                -

EXPENSES
  Depreciation                                        8,384                12,615               16,768                25,229
    Leasehold exploration and
      carrying costs                                 57,069                86,614              162,598               149,863
    General and administrative:
      Legal                                           2,565                 3,643               10,564                15,808
      Other                                          89,975                82,535              163,197               148,825
                                         ------------------     -----------------    -----------------    ------------------
         NET (LOSS) FROM
         OPERATIONS                                (157,993)             (185,407)            (353,127)             (339,725)

OTHER INCOME
 (EXPENSES)
  Interest income                                    27,482                31,482               51,399                94,599
  Miscellaneous income                                    -                     -                    -                     -
                                         ------------------     -----------------    -----------------    ------------------
            NET INCOME (LOSS)            $         (130,511)    $        (153,925)   $        (301,728)   $         (245,126)
                                         ==================     =================    =================    ==================

Net income (loss) per common
 share                                   $            (0.10)    $           (0.12)   $           (0.24)   $            (0.20)
                                         ==================     =================    =================    ==================

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three and Six month periods ended April 30, 2001 and 2000


                                                     Three months ended                          Six months ended
                                                          April 30,                                  April 30,
                                           ---------------------------------------    ---------------------------------------
                                                   2001                  2000                 2001                  2000
                                           -----------------    ------------------    -----------------    ------------------
                                                (Unaudited)          (Unaudited)           (Unaudited)          (Unaudited)

CASH PROVIDED BY (USED
IN) OPERATING ACTIVITIES
  Net income (loss)                             $   (130,511)         $   (153,925)         $  (301,728)         $   (245,126)
  Add (deduct) adjustments to
  cash basis:
    Depreciation                                       8,384                12,615               16,768                25,229
    Decrease (increase) in:
      Accrued interest                               (19,853)                  333              (20,183)               (1,470)
      Prepaid expenses                                  (321)                1,134                  670                 9,875
      Accounts receivable                                  -                     -                    -                (6,777)
      Deposits                                             -                     -                    -                (1,830)
    Increase (decrease) in:
      Accounts payable                               (43,276)               (6,082)                 808                (3,155)
      Income tax payable                                (100)                    -                 (100)                    -
      Accrued liabilities                               (339)                 (377)                (445)               (3,772)
                                                ------------          ------------          -----------          ------------
         NET CASH PROVIDED
         BY (USED IN)
         OPERATING
         ACTIVITIES                                 (186,016)             (146,302)            (304,210)             (227,026)

CASH USED IN
INVESTMENT ACTIVITIES
  Decrease (increase) in
  certificates of deposits                                 -               (19,360)             (13,504)              (64,989)
  Equipment purchased                                      -                     -               (1,091)                    -
  Increase in note receivable                         (2,328)                    -               (4,657)                    -
                                                ------------          ------------          -----------          ------------
         NET CASH USED IN
         INVESTMENT
         ACTIVITIES                                   (2,328)              (19,360)             (19,252)              (64,989)

NET INCREASE (DECREASE)
IN CASH                                             (188,344)             (165,662)            (323,462)             (292,015)
CASH BALANCE AT
BEGINNING OF PERIOD                                  443,788             1,046,904              578,906             1,173,257
                                                ------------          ------------          -----------          ------------
CASH BALANCE AT END OF
PERIOD                                          $    255,444          $    881,242          $   255,444          $    881,242
                                                ============          ============          ===========          ============

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       April 30, 2001 and October 31, 2000
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

Financial Statements
--------------------

The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 2000, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at April 30, 2001, have been made. All such adjustments were of a normal, recurring nature.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements at April 30, 2001, include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions are eliminated.

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

Investment in Mining Properties
-------------------------------

Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are put into production, sold or abandoned. As of April 30, 2001, there were no geological areas under production.

Earnings (Loss) Per Share
-------------------------

The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128) which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. The Company has common stock equivalents outstanding at April 30, 2001 in the form of stock warrants. These warrants were excluded in the calculations of diluted loss per share because their inclusion would have been anti-dilutive.

Comprehensive Income
--------------------

The Company applies Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS No. 130). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non- owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. No transactions affecting comprehensive income were recorded during the reporting periods.

Cash Equivalents
----------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and investments readily convertible into cash, or purchased with a maturity of three months or less, to be cash equivalents.

NOTE 2 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Maintenance, repairs, and renewals, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. Gains or losses on dispositions of property, equipment, and leasehold improvements are included in earnings. Depreciation and amortization of property and equipment is provided on the straight-line method using the estimated lives shown below:

                                                              Years
                                                              -----

                        Furniture and equipment                5-7
                        Transportation equipment               5
                        Leasehold improvements                 lease term


NOTE 3 - INVESTMENT IN AFFILIATE

During 1998 the Company changed its method of accounting for and reporting its investment in PAMS from the consolidated to the equity method due to the decline in their ownership interest from 64.4% to 21.6%. During 2000 the Company adjusted the carrying value of the investment to its estimated net realizable value. The Company's investment in PAMS at April 30, 2001 is $194,903.

NOTE 4 - COMMITMENTS

On or about April 16, 2001 the Company entered into a letter of intent with a company providing for the merger of this company into Gold Standard, Inc. in a reverse merger, which if consummated, would include a change in management, a transfer of assets and liabilities of Gold Standard, Inc. to a wholly owned subsidiary, and the spin-off of shares of the subsidiary to the Gold Standard, Inc. shareholders on a pro rata basis. This letter of intent has been included in a Form 8-K filed with the Securities and Exchange Commission.

NOTE 5- MINING PROPERTIES

The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in Southern Uruguay, and Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see
Note 1). No development costs have been capitalized on these properties through April 30, 2001.

NOTE 6- NON-COMPENSATORY STOCK WARRANTS

In connection with issuance of its common stock, the Company has issued warrants to outside parties for the purchase of additional shares at specified prices in the future. Unexercised warrants aggregate 46,875 shares at April 30, 2001. They carry a weighted average price of $12 per share and have a weighted average remaining life of 2.16 years.

NOTE 7- WARRANTS ISSUED AS COMPENSATION

The Company has issued compensatory stock warrants to officers, employees and consultants during the course of business. No compensation expense has been recorded for these warrants.

Reported and pro forma net loss and loss per share for the period ended April 30, 2001 are as follows:

                           Net loss
                             As reported             $ (301,728)
                             Pro forma               $ (301,728)

                           Loss per share
                             As reported                   (.24)
                             Pro forma                     (.24)

The weighted-average fair values at date of grant for compensatory warrants were estimated using the Black-Scholes option pricing model, based on the following assumptions: (1) no expected dividend yields; (ii) an expected volatility rate of 110%; and (iii) expected weighted average lives of 3.17 years. The weighted-average risk-free interest rate applied was 5.78%.

Stock warrant activity is summarized as follows:

                                                                   Avg. Exercise
                                                      Shares            Price
                                                      ------       -------------
                Warrants outstanding
                  beginning of period                 100,000          $ 1.75
                   Granted                                  -               -
                   Exercised                                -               -
                   Canceled or expired                      -               -
                                                      -------

                Warrants outstanding
                  and exercisable, end of period      100,000          $ 1.75
                                                      =======

All 100,000 outstanding warrants at April 30, 2001 were exercisable at $1.75 per share and carried a weighted average remaining contractual life of 2.17 years.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A., with unsecured non-interest bearing long-term cash advances. As of April 30, 2001, the Company had receivables from these companies of $513,936, $2,245,866 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

In January 2000 the Company's president exercised options to purchase 100,000 shares of common stock at $1.50 per share. The shares were purchased with a non-interest bearing promissory note in the amount of $150,000. The note has been discounted at a rate of 6.21% and is due on January 18, 2004.

NOTE 9 - INCOME TAXES

The Company has significant net operating loss and net capital loss carry forwards which should give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

The amounts and expiration dates of net operating loss carry forwards and investment tax credits at April 30, 2001 are detailed in the following summary:

                                Federal Net         State Net
                                 Operating          Operating        Net Capital
Expiration Date                    Loss               Loss              Loss
---------------                -------------      --------------     -----------
October 31, 2000               $           -      $            -     $   150,056
October 31, 2002                           -                   -          74,928
October 31, 2003                   1,441,272                   -         101,409
October 31, 2004                     675,277                   -               -
October 31, 2005                   1,106,261                   -               -
October 31, 2006                     545,495                   -               -
October 31, 2007                     478,137                   -               -
October 30, 2009                     613,656                   -               -
October 30, 2010                     124,338             124,138               -
October 29, 2012                      63,410              63,210               -
October 29, 2013                           -             245,865               -
October 29, 2014                           -             318,944               -
October 29, 2015                           -             164,540               -
October 28, 2018                     246,157                   -               -
October 31, 2019                     319,144                   -               -
October 31, 2020                     164,740                   -               -
                               -------------      --------------     -----------
                               $   5,777,887      $      916,697     $   326,393
                               =============      ==============     ===========

NOTE 10 - CONCENTRATION OF CREDIT RISK

The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. Uninsured balances totaled $1,553,892 at April 30, 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         Gold Standard, Inc. and its subsidiaries (the Registrant), were formed to engage in the acquisition, exploration, and if warranted, development of hard mineral properties. At present, Registrant's activities are solely exploration related and concentrated in Brazil. Registrant has discontinued exploration activities in Uruguay and in all other locations. The following discussion should be read in conjunction with the text of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Registrant's Form 10-K for fiscal year ended October 31, 2000.

RESULTS OF OPERATIONS

         No revenue was generated from operations by the Registrant during the three-month and six-month periods ended April 30, 2001 and 2000, nor for the same periods one year earlier. The Registrant had interest income for the three month and six month periods ended April 30, 2001, of $27,482, and $51,399, respectively, which was a decrease from interest income for the same periods one year earlier, of $51,399, and $94,599, respectively.

         Exploration related expenses for the current three-month period ended April 30, 2001 were $57,069, compared to $86,614 for the three-month period ended April 30, 2000. Exploration related expenses for the current six-month period ended April 30, 2001 were $162,598, compared to $149,863 for the six-month period ended April 30, 2000. This small increase in exploration expenses for the six months ended April 30, 2001, as compared to the prior year period, is attributable to an increase in exploration activities at the Registrant's Brazil properties. Unless exploration activities result in the discovery of deposits with developmental potential, or Registrant acquires new exploration opportunities, Registrant currently anticipates that exploration expenses will continue at the level experienced in the first six months for the remainder of the current year.

         Registrant's general and administrative expenses, excluding legal expenses, totaled $89,975 for the three-month period ended April 30, 2001, as compared to $82,535 for the three-month period ended April 30, 2000. General and administrative expenses, excluding legal expenses, totaled $163,197 for the six-month period ended April 30, 2001, as compared to $148,825 for the six-month period ended April 30, 2000. The two most significant general and administrative expense categories during the six-month period ended April 30, 2001 were (a) professional and consulting fees $37,658 ($11,251 in 2000) and (b) wages and salaries ($78,000 in 2000). The balance of general and administrative expenses includes office supplies and expenses, office rent, travel, etc. Expenses for the remaining six months of the year, with the exception of professional fees should remain close to the same level as the first six months of the year. It is anticipated that professional fees for the remaining six months of the year should be significantly lower, unless the Registrant proceeds with the proposed merger transaction with Vector Medical Technologies, Inc. ("Vector"), described below under "Plan of Operations," in which case professional fees could be higher than the first six months of the fiscal year. The Registrant's management has been conscientious in striving to control general and administrative expenses. The Registrant has no long-term debt and is expected to meet all of its obligations as they come due.

PLAN OF OPERATION

         Unless the Registrant enters into an definitive merger agreement with Vector, described below, the Registrant presently plans to continue its present level of exploration activities on the Brazilian properties on which it holds development rights. The Registrant is limited in its ability to expand the scope of exploration activities, without additional funding. To the extent that Registrant is unable to generate revenues from its activities, Registrant will continue to rely on funds received in prior years. As described in more detail in the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2000, the Registrant presently anticipates that, unless there are unanticipated increases in expenses, its current funds will allow it to continue the current level of operations activities through the year 2003. Unless Registrant is able to generate adequate revenues from its activities after such time (or if, prior to such time, operations or expenses exceed current levels significantly), Registrant will need to raise additional funds through debt or equity financing to continue operations. Registrant's ability to raise such additional capital at such time will depend on a number of factors, including general market conditions and the prospects for the Registrant's activities. There is no assurance that Registrant will be able to obtain the capital it requires to continue operations on terms and conditions acceptable to Registrant, even if the Registrant's exploration activities prove successful. Based on past experience, however, the Registrant believes it has the ability to generate additional funds if and when needed.

         The Registrant has recently entered into a Letter of Intent, as amended, with Vector Medical Technologies, Inc. ("Vector"), a Delaware corporation with its principal business in Boca Raton, providing for the merger of Vector into the Registrant, in a "reverse merger." The merger, if consummated, would include, among other things, a change in management of Registrant to the management of Vector; a transfer of the assets and liabilities of the Registrant to a wholly-owned subsidiary, and the spin-off of shares of the subsidiary to the Registrant's shareholders, pro rata; a forward split of the outstanding common stock of Registrant on a two- for-one basis; and the change of the Company's name to "Vector Medical, Inc." or a similar name. The Letter of Intent is non-binding, and the consummation of the transactions contemplated in the Letter of Intent is subject to a number of conditions, including the approval by the board of directors and shareholders of both companies; the completion of satisfactory due diligence; the execution of a definitive merger agreement which includes standard representations, warranties and covenants; and other requirements. There can be no assurance that the merger will be consummated.

         The Registrant plans to undertake the necessary steps over the next several weeks, to complete its due diligence review of Vector and to negotiate a merger agreement. If the Registrant enters into a definitive merger agreement and proceeds with the merger, of which there can be no assurance, the Registrant will undertake necessary steps to prepare an appropriate proxy statement and related materials, to obtain approval of the transaction from the Registrant's shareholders, and to complete a spin-off as described above. If the transaction is consummated, the Registrant will change its business direction, and new management will be appointed, as described above.

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

FORWARD LOOKING STATEMENTS AND RISK FACTORS

         The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on the behalf of Registrant. Registrant and its representatives may from time to time make written or oral statements that are not "forward- looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to Registrant's stockholders. Registrant's management believes that all statements that express expectations and projections with respect to future matter, as well as from developments beyond Registrant's control, including changes in global economic conditions, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

         Changes in company-wide strategies, which may result in changes in types or mix of business in which Registrant is involved or chooses to invest; changes in U.S, global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede Registrant's access to, or increase the cost of, external financing for its operations; legal and regulatory developments, such as regulatory actions affecting environmental activities; adverse weather conditions or natural disasters, such as hurricanes and earthquakes; and labor disputes, which may lead to increased costs or disruption of operations.

         This list of factors that may affect future performance and the accuracy of forward- looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

         Additionally, in order to continue its present listing on the Nasdaq Stock Market's SmallCap Market, the Company is required to meet certain continued listing requirements. The Company believes it currently is meeting all of the requirements except one, which requires that the Company maintain net tangible assets of at least $2,000,000. As of April 30, 2001, the Company had net tangible assets of approximately $1,920,000. (The Company could alternatively satisfy a market capitalization requirement or net income requirement, neither of which, however, are presently possible for the Company). As a result, the Nasdaq Stock Market may initiate proceedings to delist the Company from the Nasdaq Stock Market. To maintain its listing, the Company is actively addressing this situation through its efforts to merge with Vector as previously described, and is considering other means of meeting the listing requirement. The Company believes that it will be able to satisfy the requirement, either though the transaction with Vector or other means. There is no assurance, however, that the Company will be successful in maintaining its listing through such efforts.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended April 30, 2001, the Registrant held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         On May 8, 2001, a Current Report on Form 8-K was filed by the Registrant. The Current Report on Form 8-K described a Letter of Intent (the "Letter") between the Registrant and Vector Medical Technologies, Inc. ("Vector"), a Delaware corporation with its principal place of business in Boca Raton, Florida, providing for the merger of Vector into the Registrant, in a "reverse merger." The merger, if consummated, would include among other things, a change in management of the Registrant to the management of Vector; a transfer of the assets and liabilities of Gold Standard to a wholly-owned subsidiary, and the spin-off of shares of the subsidiary to the Gold Standard shareholders, pro rata; a forward split of the outstanding Gold Standard stock on a two-for-one basis; a change in the Registrant's name to "Vector Medical, Inc.," or a similar name; and other events. The consummation of the transaction with Vector is subject to a number of conditions, including approval by the board of directors of Gold Standard and the shareholders of Gold Standard and Vector, completion of satisfactory due diligence, and satisfaction of all applicable regulatory requirements. There is no assurance the transaction will be completed.

         On June 13, 2001, the Parties entered into an amendment to the Letter of Intent (the "Amendment"), attached hereto as Exhibit 10.2, and incorporated herein by reference. Under the terms of the Amendment, the parties agreed to extend the Letter until June 30, 2001, to allow the parties until such date to execute a definitive merger agreement. The parties have agreed that the Letter of Intent is non-binding, and agreed that, subject to satisfactory progress being made in the parties' due diligence review, the parties shall concurrently proceed to negotiate a definitive agreement governing the acquisition. The obligations of the parties to consummate the transaction is subject in all respects to the negotiation, execution and delivery of the definitive agreement and the satisfaction of the conditions contained therein, and neither party shall have any liability to the other if the parties fail for any reason to execute the definitive agreement.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

 Exhibit                                                    Location if other
   No.           Title of Document                          than attached hereto
 -------         -----------------                          --------------------

 3.01*           Articles of Incorporation                  1999 Form 10-KSB
                 (as amended to date)                       Exhibit 3.01

 3.02*           Amended Bylaws                             2000 Form 10-KSB
                                                            Exhibit 3.02

 10.1*           Letter of Intent                           Form 8-K filed
                                                            May 8, 2001
                                                            Exhibit 10.1

 10.2            Amendment No. 1 to Letter of Intent

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

         (b)      Reports on Form 8-K
                  -------------------

         No reports on Form 8-K were filed by the Registrant during the quarter ended April 30, 2001. On May 8, 2001, the Registrant filed a Current Report on Form 8-K, describing the Letter of Intent between the Registrant and Vector Medical Technologies, Inc. ("Vector"), providing for the merger of Vector into the Registrant, in a "reverse merger," described in "Item 5. Other Information," above.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GOLD STANDARD, INC.


Date     June 14, 2000                     By: /s/ Scott L. Smith
                                           -------------------------------------
                                           Scott L. Smith
                                           President and Chief Financial Officer