Form 10QSB
period 2001-07-31
GOLD STANDARD INC
filed 2001-09-14
CIK 42136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     --           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001.

     -- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         The number of shares of the issuer's common stock outstanding as of September 10, 2001 is 1,269,885 shares.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 2001 and October 31, 2000


                                             July 31, 2001      October 31, 2000
                                             -------------      ----------------
                                             (Unaudited)
         ASSETS

CURRENT ASSETS
   Cash and cash equivalents                 $     106,271       $      578,906
   Certificates of deposit                       1,404,415            1,384,944
   Accounts receivable                               6,992                6,992
   Accrued interest                                 14,317               11,028
   Prepaid expenses                                 11,608                9,641
                                             -------------       --------------
         TOTAL CURRENT ASSETS                    1,543,603            1,991,511

PROPERTY AND EQUIPMENT
   Equipment and leasehold
      improvements                                  19,288               43,349
                                             -------------       --------------
                                                    19,288               43,349

OTHER ASSETS
   Investment in affiliate                         194,903              194,903
                                             -------------       --------------
                                                   194,903              194,903
                                             -------------       --------------

                                             $   1,757,794       $    2,229,763
                                             =============       ==============

         LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                  $       7,092       $        2,423
   Accrued liabilities                                 352                  797
   Income tax payable                                    -                  100
                                             -------------       --------------
          TOTAL CURRENT LIABILITIES                  7,444                3,320

STOCKHOLDERS' EQUITY
   Common stock                                      1,270                1,270
   Additional paid-in capital                   13,326,674           13,326,674
   Note receivable from related party
         for stock issued                         (144,336)            (137,350)
   Accumulated deficit                         (11,433,258)         (10,964,151)
                                             -------------       --------------
         TOTAL STOCKHOLDERS' EQUITY              1,750,350            2,226,443
                                             -------------       --------------

                                             $   1,757,794       $    2,229,763
                                             =============       ==============


See accompanying notes to consolidated financial statements.

                               GOLD STANDARD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and nine month periods ended July 31, 2001 and 2000


                                                   Three months ended                           Nine months ended
                                                        July 31,                                    July 31,
                                        -----------------------------------------    ---------------------------------------
                                               2001                  2000                  2001                  2000
                                        -------------------   -------------------    -----------------    ------------------
                                            (Unaudited)           (Unaudited)           (Unaudited)          (Unaudited)

INCOME FROM
  OPERATIONS                             $                -     $               -    $               -    $                -

EXPENSES
  Depreciation                                        8,384                12,614               25,152                37,843
  Leasehold exploration and
      carrying costs                                 58,689                85,351              221,287               235,214
    General and administrative:
      Legal                                          29,259                 9,309               39,823                25,117
      Other                                          64,917                90,050              228,114               238,875
                                         ------------------     -----------------    -----------------    ------------------
         NET LOSS FROM
         OPERATIONS                                (161,249)             (197,324)            (514,376)             (537,049)

OTHER INCOME
 (EXPENSES)
  Interest income                                    (6,129)               25,399               45,270               119,998
  Miscellaneous income                                    -                     -                    -                     -
                                         ------------------     -----------------    -----------------    ------------------
            NET INCOME (LOSS)            $         (167,378)    $        (171,925)   $        (469,106)   $         (417,051)
                                         ==================     =================    =================    ==================

Net income (loss) per common
 share                                   $            (0.13)    $           (0.14)   $           (0.37)   $            (0.34)
                                         ==================     =================    =================    ==================




See accompanying notes to consolidated financial statements.

                               GOLD STANDARD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three and nine month periods ended July 31, 2001 and 2000


                                                       Three months ended                          Nine months ended
                                                            July 31,                                   July 31,
                                             ---------------------------------------    ---------------------------------------
                                                   2001                  2000                 2001                  2000
                                             -----------------    ------------------    -----------------    ------------------
                                                (Unaudited)          (Unaudited)           (Unaudited)          (Unaudited)
CASH PROVIDED BY (USED
IN) OPERATING ACTIVITIES
  Net income (loss)                             $   (167,378)         $   (171,925)         $  (469,106)         $   (417,051)
  Add (deduct) adjustments to
  cash basis:
    Depreciation                                       8,384                12,614               25,152                37,843
    Net exchange adjustment                                -                     -                    -                     -
    Decrease (increase) in:
      Accrued interest                                16,894                 5,796               (3,289)                4,327
      Prepaid expenses                                (2,637)               (2,328)              (1,967)                7,548
      Accounts receivable                                  -                     -                    -                (6,779)
      Deposits                                             -                     -                    -                (1,830)
    Increase (decrease) in:
      Accounts payable                                 3,860                    67                4,668                (3,088)
      Income tax payable                                   -                     -                 (100)                    -
      Accrued liabilities                                  -                 2,337                 (445)               (1,435)
                                                ------------          ------------          -----------         -------------
         NET CASH PROVIDED
         BY (USED IN)
         OPERATING
         ACTIVITIES                                 (140,877)             (153,439)            (445,087)             (380,465)

CASH USED IN
INVESTMENT ACTIVITIES
  Decrease (increase) in
  certificates of deposits                            (5,967)              (19,642)             (19,471)              (84,631)
  Equipment purchased                                      -                     -               (1,091)                    -
  Increase in note receivable                         (2,329)                    -               (6,986)                    -
                                                ------------          ------------          -----------         -------------
         NET CASH USED IN
         INVESTMENT
         ACTIVITIES                                   (8,296)              (19,642)             (27,548)              (84,631)
NET INCREASE (DECREASE)
IN CASH                                             (149,173)             (173,081)            (472,635)             (465,096)
CASH BALANCE AT
BEGINNING OF PERIOD                                  255,444               881,242              578,906             1,173,257
                                                ------------          ------------          -----------         -------------
CASH BALANCE AT END OF
PERIOD                                          $    106,271          $    708,161          $   106,271          $    708,161
                                                ============          ============          ===========          ============


See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       July 31, 2001 and October 31, 2000
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

         Financial Statements
         --------------------
         The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 2000, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at July 31, 2001, have been made. All such adjustments were of a normal, recurring nature.

         Principles of Consolidation
         ---------------------------
         The accompanying consolidated financial statements at July 31, 2001, include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. As used herein, references to Gold Standard, Inc., Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions are eliminated.

         Gold Standard Minas was organized for the purpose of carrying on a gold exploration program in the country of Brazil. Gold Standard South, a Utah corporation, was organized for the purpose of carrying on a property acquisition and gold exploration program in the country of Uruguay, but is no longer conducting operations. Tormin, S.A. at one time held certain mineral exploration concessions in Uruguay but is no longer operating.

         Investment in Mining Properties
         -------------------------------
         Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are put into production, sold or abandoned. As of July 31, 2001, there were no geological areas under production.

         Earnings (Loss) Per Share
         -------------------------
         The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128) which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. The Company has common stock equivalents outstanding at July 31, 2001 in the form of stock warrants. These warrants were excluded in the calculations of diluted loss per share because their inclusion would have been anti-dilutive.

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
             Leasehold improvements                      lease term

NOTE 3 - INVESTMENT IN AFFILIATE

         During 1998 the Company changed its method of accounting for and reporting its investment in PAMS from the consolidated to the equity method due to the decline in its ownership interest from 64.4% to 21.6%. During 2000 the Company adjusted the carrying value of the investment to its estimated net realizable value. The Company's investment in PAMS at July 31, 2001 is $194,903.

NOTE 4 - MINING PROPERTIES

         The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in Southern Uruguay, and Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see Note 1). No development costs have been capitalized on these properties through July 31, 2001.

NOTE 5 - NON-COMPENSATORY STOCK WARRANTS

         In connection with issuance of its common stock, the Company has issued warrants to outside parties for the purchase of additional shares at specified prices in the future. Unexercised warrants aggregate 46,875 shares at July 31, 2001. They carry a weighted average price of $12 per share and have a weighted average remaining life of 1.91 years.

NOTE 6 - WARRANTS ISSUED AS COMPENSATION

         The Company has issued compensatory stock warrants to officers, employees and consultants during the course of business. No compensation expense has been recorded for these warrants.

         Reported and pro forma net loss and loss per share for the period ended July 31, 2001 are as follows:

                           Net loss
                             As reported             $ (469,106)
                             Pro forma               $ (469,106)

                           Loss per share
                             As reported                   (.37)
                             Pro forma                     (.37)

         The weighted-average fair values at date of grant for compensatory warrants were estimated using the Black-Scholes option pricing model, based on the following assumptions: (1) no expected dividend yields;
         (ii) an expected volatility rate of 110%; and (iii) expected weighted average lives of 2.92 years. The weighted-average risk-free interest rate applied was 5.78%.

         Stock warrant activity is summarized as follows:

                                                                      Avg.
                                                                    Exercise
                                                   Shares            Price
                                                   ------           --------
              Warrants outstanding
                  beginning of
                  period                           100,000           $ 1.75
                     Granted                             -                -
                     Exercised                           -                -
                     Canceled or
                         expired                         -                -

              Warrants outstanding
                  and exercisable,
                  end of period                    100,000           $ 1.75

         All 100,000 outstanding warrants at July 31, 2001 were exercisable at $1.75 per share and carried a weighted average remaining contractual life of 1.92 years.

NOTE 7 - RELATED PARTY TRANSACTIONS

         The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin, S.A. with unsecured non-interest bearing long- term cash advances. As of July 31, 2001, the Company had receivables from these companies of $513,936, $2,290,642 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

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

         The amounts and expiration dates of net operating loss carry forwards and investment tax credits at July 31, 2001 are detailed in the following summary:


                           Federal Net           State Net          Net Capital
Expiration Date          Operating Loss        Operating Loss         Loss
---------------          --------------        --------------       -----------

October 31, 2001          $         --          $         --        $   150,056
October 31, 2002                    --                    --             74,928
October 31, 2003             1,441,272                    --            101,409
October 31, 2004               675,277                    --                 --
October 31, 2005             1,106,261                    --                 --
October 31, 2006               545,495                    --                 --
October 31, 2007               478,137                    --                 --
October 31, 2009               613,656                    --                 --
October 31, 2010               124,338               124,138                 --
October 31, 2012                63,410                63,210                 --
October 31, 2013                    --               245,865                 --
October 31, 2014                    --               318,944                 --
October 31, 2015                    --               164,540                 --
October 31, 2018               246,157                    --                 --
October 31, 2019               319,144                    --                 --
October 31, 2020               164,740                    --                 --
                          ------------          ------------        -----------

                          $  5,777,887          $    916,697        $   326,393
                          ============          ============        ===========

NOTE 9 - CONCENTRATION OF CREDIT RISK

         The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. Uninsured balances totaled $1,378,602 at July 31, 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results Operations

INTRODUCTION

         Gold Standard, Inc. and its subsidiaries (Registrant) were formed to engage in the acquisition, exploration, and if warranted, development of hard mineral properties. At the present time, Registrant's activities are solely exploration related and concentrated in Brazil. Registrant has discontinued exploration activities in all other locations. The following discussion should be read in conjunction with the text of the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Registrant's Form 10-K for fiscal year ended October 31, 2000.

RESULTS OF OPERATIONS

         No revenue was generated through operations by Registrant during the three-month and nine- month periods ended July 31, 2001 and 2000.

         Exploration related expenses for the current three-month period ended July 31, 2001 were $58,689 compared to $85,351 for the three-month period ended July 31, 2000. Exploration related expenses for the current nine-month period ended July 31, 2001 were $221,287 compared to $235,214 for the nine-month period ended July 31, 2000. The decrease in exploration expenses compared to the prior year period is due to a decrease in exploration activities at Registrant's Brazil properties. Unless exploration activities discover deposits with development potential or Registrant acquires new exploration opportunities, Registrant currently anticipates that exploration expenses will continue at the level experienced in the first nine months for the remainder of the current year.

         Registrant's general and administrative expenses, excluding legal expenses, totaled $64,917 for the three-month period ended July 31, 2001 compared to $90,050 for the three-month period ended July 31, 2000. General and administrative expenses, excluding legal expenses, totaled $228,114 for the nine-month period ended July 31, 2001 compared to $238,875 for the nine-month period ended July 31, 2000. The two most significant general and administrative expense categories during the nine-month period ended July 31, 2001 were (a) professional and consulting fees of $44,963 ($39,201 in 2000) and (b) wages and salaries of $117,000 ($117,000 in 2000). The balance of general and administrative expenses includes office supplies and expenses, office rent, travel, etc. Expenses for the remaining three months of the year, with the exception of professional fees, should remain close to level in the first nine months of the year. Professional fees for the remaining three months could increase substantially depending on the Company's efforts to maintain its listing on The Nasdaq Stock Market, as described below. Registrant's management has been conscientious in striving to control general and administrative expenses. Registrant has no long-term debt and is expected to meet all of its obligations as they come due.

PLAN OF OPERATION

         Registrant presently plans to continue its present level of exploration activities on the Brazilian properties where it previously acquired development rights. Registrant is limited in its ability to expand the scope of exploration activities without additional funding. To the extent that Registrant is unable to generate revenues for operations from its activities, Registrant will continue to rely on funds received in prior years. As described in more detail in Registrant's last Annual Report on Form 10-K, Registrant presently anticipates that, unless there are unanticipated increases in expenses, its current funds will allow it to continue the current level of operations through the year 2003. Unless Registrant is able to generate adequate revenues from its activities prior to such time (or earlier if operations or expenses exceed current levels) Registrant will need to raise additional funds through debt or equity financing to continue operations. Registrant's ability to raise additional capital at such time will depend on a number of factors, including general economic conditions and the prospects for Registrant's activities. There is no assurance that Registrant will be able to obtain the capital it requires to continue operations on terms and conditions acceptable to Registrant, even if Registrant's exploration activities prove successful.

         Registrant's Common Stock is currently traded on The Nasdaq SmallCap Market under the symbol "GSTD," and on the Pacific Stock Exchange under the symbol "GAU." Due to continuing losses from operations, which have resulted in a decrease in Registrant's net tangible assets and stockholders' equity, Registrant has failed to meet The Nasdaq SmallCap Market's minimum listing requirements and as a result, Registrant's common stock may be de-listed from The Nasdaq SmallCap Market. Prior to an amendment in June, 2001, Nasdaq Marketplace Rule 4310(c)(2)(B) required that, for continued inclusion on The Nasdaq SmallCap Market, an issuer must maintain a minimum of $2,000,000 in net tangible assets, a market capitalization of $35 million, or $500,000 in net income for the most recently completed fiscal year or two of the three most recently completed fiscal years. Effective June 29, 2001, Rule 4310(c)(2)(B) was amended to replace the $2,000,000 net tangible asset requirement, with a requirement that an issuer have a minimum of $2.5 million in stockholders' equity; however, issuers like Registrant listed prior to June 27, 2001, can qualify under the $2 million net tangible asset requirement until November 1, 2001.

         On June 18, 2001, the staff of The Nasdaq Stock Market ("Nasdaq"), notified Registrant that, based on Registrant's quarterly report for the period ended April 30, 2001 reflecting net tangible assets of $1,920,058, Registrant was no longer in compliance with the minimum continued listing requirements under Marketplace Rule 4310(c)(2)(B), and further notified Registrant that it must either achieve compliance or present a satisfactory plan for achieving compliance within a certain time period, or Registrant's common stock would be de-listed. Registrant's net tangible assets as of July 31, 2001, have further declined to $1,750,350, as a result of losses during the most recent quarter of $167,378. At the time of such notification, Registrant had been unprofitable during the three previous fiscal years, and had a market capitalization of approximately $3,045,324 (which has decreased to approximately $2,196,901 as of August 13, 2001); therefore, it did not satisfy the net tangible asset, minimum capitalization or profitability requirements of Rule 4310(c)(2)(B).

         During the past year, Registrant had been seeking various means of maintaining compliance with the net tangible asset test. At the time Registrant received the initial notice from Nasdaq, Registrant was in the process of pursuing a possible merger with Vector Medical Technologies, Inc. and a possible third party investment in Registrant's subsidiary, Gold Minas, SA. Based on such information, Nasdaq allowed Registrant additional time to respond Nasdaq's initial request. Registrant's efforts to consummate those possible transactions subsequently proved unsuccessful, however. Consequently, on August 16, 2001, Registrant received a letter from Nasdaq notifying Registrant that it had not met the minimum net tangible assets and shareholder' equity, market capitalization or income requirements for continued listing on The Nasdaq SmallCap Market, that Registrant's request for a continued listing on Nasdaq was denied, and that Registrant's securities would be de-listed from The Nasdaq SmallCap Market at the opening of business on August 24, 2001, unless Registrant appealed Nasdaq's determination. Registrant timely notified Nasdaq of its appeal, and a hearing before the Nasdaq Listing Qualifications Panel has been scheduled on October 4, 2001, in Washington D.C.

         Registrant is currently pursuing some alternatives to increase its net tangible assets and stockholders' equity, but has not, to date, entered into any agreements or obtained a commitment that would enable Registrant to achieve compliance before the scheduled hearing on October 4, 2001. Unless Registrant has achieved compliance, or, at a minimum, developed a viable plan which would demonstrate to the Nasdaq Panel its ability to not only achieve compliance but to sustain long term compliance with all listing requirements, by the date of the hearing, it may be anticipated that Registrant's common stock will be de-listed from Nasdaq.

         It can be expected that Registrant's business and the market price of its common stock would be adversely impacted if Registrant's common stock is de-listed from Nasdaq. A de-listing on Nasdaq could result in a substantial reduction in the liquidity of any investment in Registrant's common stock. Although Registrant's common stock is listed on the Pacific Stock Exchange, a de- listing on Nasdaq could reduce the ability of holders of common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and could negatively impact Registrant's ability to maintain the Pacific Stock Exchange listing. Moreover, the absence of a Nasdaq listing could make it much more difficult for Registrant to maintain an active trading market in the future. Finally, de-listing may make it much more difficult for Registrant to raise capital in the future. It is anticipated that if Registrant cannot maintain a listing either on Nasdaq or the Pacific Stock Exchange, Registrant will seek a listing on the OTC Bulletin Board.

ENVIRONMENTAL RULES AND REGULATION

         Registrant is not aware of any noncompliance with environmental rules and regulations, nor has Registrant been cited by any local, state or national agency either in the United States or South America for noncompliance with environmental rules and regulations.

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

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended July 31, 2001, Registrant held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None

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

         (b)      Reports on Form 8-K
                  -------------------

         A Current Report on From 8-K filed by Registrant on May 8, 2001, described the Letter of Intent between Registrant and Vector Medical Technologies, Inc. ("Vector"), a Delaware corporation with its principal place of business in Boca Raton, Florida, providing for the merger of Vector into Registrant, in a "reverse merger." A Current Report on Form 8-K filed by Registrant on August 14, 2001, disclosed that Registrant had terminated the Letter of Intent with Vector.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GOLD STANDARD, INC.


Date     September 14, 2001                By:  /s/ Scott L. Smith
                                           -------------------------------------
                                           Scott L. Smith
                                           President and Chief Financial Officer