Form 10KSB
period 2001-10-31
GOLD STANDARD INC
filed 2002-01-29
CIK 42136

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended: October 31, 2001
                                    -----------------------------------
                                       OR

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

          136 South Main Street, Suite 712, Salt Lake City, Utah 84101
           ----------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number: (801)328-4452

Securities registered under Section 12(b) of the Act:

                                                    Name of each exchange
         Title of each class                         on which registered

         Common Stock, $.001 par value            Pacific Stock Exchange, Inc.

Securities registered under Section 12(g) of the Act:

         Common Stock, $.001 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES      X       NO
                  -------           -------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer had no revenues for the fiscal year ended October 31, 2001.

         The aggregate market value of the voting and non-voting common equity of the issuer held by non-affiliates, based upon the closing price of the Common Stock on January 15, 2002 as reported by the OTC Bulletin Board was approximately $767,000. (Assumes affiliates include only officers, directors and persons known to the issuer to beneficially own 10% or more of the Company's Common Stock.)

         The number of shares of the registrant's issuer's common equity outstanding as of January 15, 2002 was 1,269,858 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

Transitional Small Business Disclosure Format (check one):
         YES              NO     X
              ------          -------

                                     PART I

ITEM 1:  Description of Business.

         Gold Standard, Inc. was incorporated pursuant to the laws of the State of Utah on November 28, 1972, for the purpose of engaging in the exploration for, and the production and sale of, gold. Gold Standard, Inc. and its subsidiaries (the "Company") seek to acquire, lease and sell hard mineral properties and, if warranted, develop those properties which have the most economic potential. The Company also seeks opportunities for joint ventures or other financial arrangements with other companies to develop and/or operate the properties the Company controls. Presently, however, the Company is only an exploration-stage company conducting exploration activities on certain properties in Brazil. It has no development or other operations. There is no assurance that a commercially viable ore body (reserves) exists in any of the Company's properties until further exploration work and drilling is done and a final feasibility report based upon such test results is concluded.

         Since the 1994-1995 period, the Company has acquired certain mineral rights in the country of Brazil. Exploration activities there are carried on through the Company's wholly-owned Brazilian subsidiary, Gold Standard Minas, S.A. This subsidiary is presently involved in active exploration programs in the Brazilian states of Sao Paulo and Parana. The Company anticipates that these Brazilian exploration activities will continue in 2002.

         To conduct its exploration activities, Gold Standard Minas, S.A. maintains offices in Curitiba, Parana. The subsidiary has eight employees consisting of senior and junior geologists, technicians, prospectors, clerical workers and laborers. All employees are Brazilian.

         The Company has two other subsidiaries. Gold Standard South, a Utah corporation, was organized for the purpose of carrying on a property acquisition and gold exploration program in the country of Uruguay. It ceased operations over the past few years. Tormin, S.A. at one time held certain mineral exploration concessions in Uruguay but also ceased operations over the past few years.

         The Company did not engage in any material business transactions during the fiscal year ended October 31, 2001. For the past year, the Company has been exploring opportunities to merge or combine with another operating business in an attempt to diversify the Company's operations and capitalize on the Company's status as a public company. The Company currently intends to continue its efforts in this regard.

         Except as otherwise described herein, no material expenditures have been incurred during the Company's last three fiscal years for research and development activities, nor has compliance with federal, state and local environmental laws and regulations resulted in a material effect on the capital expenditures, earnings or competitive position of the Company. Most of the time of the Company's president is spent on the Company's activities. In addition to the President, the Company has two part-time employees located in Salt Lake City.

Item 2.  Description of Property.

         The Company's present holdings are six parcels in granted or priority status covering an aggregate of 18,000 acres. The claims are located in the states of Sao Paulo and Parana.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended October 31, 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The common stock of the Company is listed on the Pacific Stock Exchange under the symbol GAU and quoted on the OTC Bulletin Board under the symbol GSTD.

         Market Prices of Common Stock
         -----------------------------

         The following table sets forth, for the periods indicated, the high and low sales prices of the Company's common stock from the Nasdaq SmallCap Market until October 19, 2001 and the OTC Bulletin Board from October 19, 2001 to October 31, 2001.

                                                          Sales Prices
          Fiscal           Quarterly                  ----------------------
           Year             Period                     High              Low
          ------           ---------                  -----              ---

          2001:            First Quarter              $4.25             $0.50
                           Second Quarter              2.25              1.09
                           Third Quarter               3.48              1.35
                           Fourth Quarter              2.48              0.51

          2000:            First Quarter              $3.50             $1.13
                           Second Quarter              3.00              1.25
                           Third Quarter               2.88              2.00
                           Fourth Quarter              2.13              0.75

         There were approximately 1,909 record holders of the Company's common stock as of January 15, 2002. The Company has not declared or paid any dividends with respect to its common stock during the past two years. The Company has no present intention to pay any such dividends in the foreseeable future due to its limited financial resources and the desire of the Company's management to reinvest most of whatever revenue it might obtain into additional properties and investments.

Item 6.  Management's Discussion and Analysis or Plan of Operation

                                  INTRODUCTION

         Gold Standard, Inc. and its subsidiaries (the Registrant) are principally engaged in the acquisition, exploration, and if warranted, development of gold mineralized properties. Its activities during 2001 were concentrated primarily in Brazil.

                         RESULTS AND PLAN OF OPERATIONS

         No revenue was generated by company operations for the years ended October 31, 2001, 2000 and 1999.

         The Registrant has focused its exploration activities during the three years in the reporting period on its mineral holdings in South America. Exploration costs incurred at these locations are summarized as follows:

                                                Year Ended October 31,
                                       -----------------------------------------
                                           2001           2000           1999
                                       -----------------------------------------

      South American Properties
         Brazil                        $  306,528     $  305,279     $  302,157
         Uruguay                                -              -         19,064
         Paraguay                               -          5,998         84,311
                                       ----------------------------------------
                                       $  306,528     $  311,277     $  405,532
                                       ========================================

         During the last three reporting years, the Company has focused most of its exploration activities in Brazil. Exploration costs in 2001, 2000 and 1999 have remained fairly stable.

         The Registrant has funded its operations through equity financing and with settlement proceeds from a lawsuit prior to 1996. There has been no equity financing during the fiscal years 2001, 2000 and 1999. The Registrant does not anticipate receiving a material amount of operating revenue within the foreseeable future, and as such, the current trend in losses from operations is expected to continue. The Registrant's current business plans call for the continued exploration of potential mineral deposits. Future operating losses will be funded through the cash, cash equivalents and certificates of deposit currently on hand.

         The most significant component of expenses which has contributed to the Registrant's net operating losses for the past three fiscal years is exploration (shown above). The Registrant's other general and administrative expenses have remained fairly constant for the past three years. The two most significant expense categories included in general and administrative expenses are (a) professional fees, and (b) wages and salaries. These two combined categories of expenses represented 72%, 83%, and 73% of the total general and administrative expenses during the years ended October 31, 2001, 2000, and 1999 respectively. These two expense categories are further discussed as follows:

         a. The majority of professional fees included in general and administrative expenses are those of attorneys, consultants, auditors and accountants. During each of the three years in the period ended October 31, 2001, legal fees included in general and administrative expenses totaled $43,739 in 2001, $28,009 in 2000, and $29,550 in 1999. Audit, accounting and outside consultants fees for the periods totaled $47,820 in 2001, $53,356 in 2000 and $70,634 in 1999.

         b. Wages, exclusive of payroll taxes, were $156,000 in 2001, 2000 and 1999.

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

         General and administrative expenses in 2002 are expected to remain at the same levels as in 2001. Exploration expense in South America is expected to decrease in 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

         Operations during 2001, 2000 and 1999 were funded from working capital. Working capital at October 31, 2001, 2000 and 1999 was $1,430,205, $1,988,191,
and $2,472,043, respectively. The Registrant has no material capital commitments or agreements which would require significant outlays of capital during 2002. The Registrant has no term debt and is expected to meet all of its obligations as they come due in 2002.

         The Registrant's anticipated capital requirements for the next three fiscal years are as follows:

                                             2002          2003         2004
      Leasehold exploration and
        carrying costs                    $ 300,000      $ 300,000    $ 300,000
      Legal expenses                         25,000         25,000       25,000
      Other general and
        administrative expenses             300,000        300,000      300,000

         Based on these anticipated expenses, the Registrant's working capital at October 31, 2001 is sufficient for a period of the next two fiscal years to fund its projected exploration activities in Brazil and to maintain a level of corporate operations consistent with the past several years. Developments may cause an increase in expenses that may shorten the period in which the Registrant can continue to operate without seeking additional funding, however. For example, the Registrant may experience the need develop mining properties based on its exploration activities. The Registrant has no immediate plans to seek significant funding during 2002 either through equity offerings or debt financing. There is no assurance that if and when the Registrant seeks such additional funding that it will be available or available on terms and conditions acceptable to the Registrant.

         The Registrant's future results of operations, to a significant degree, depends on its success in locating, acquiring and producing commercial gold deposits. With exploration currently proceeding on several properties whose commercial production potential is not presently determinable, and considering the difficulty of projecting future mineral prices, which tend to be volatile, it is, at best, difficult to accurately project future results of operations.

                                    INFLATION

         The impact of inflation on the Registrant's operations will vary. The future price of gold, and the level of future interest rates could directly affect the Registrant's operating revenue. Lower interest rates and higher gold prices enhance the value of the Registrant's investments.

         Because the Registrant does not have a steady, dependable source of revenue, serious increases in inflation could increase the Registrant's general and administrative expenses and make it difficult to remain within its budget. However, the inflation rate has remained relatively low, with only a minor impact on the Registrant during 2001, 2000 and 1999. Management does not anticipate material increases in the inflation rate during the immediate future.

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

                           FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward- looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond the Company's control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following: Changes in

Company-wide strategies, which may result in changes in the types or mix of businesses in which the Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede the Company's access to, or increase the cost of, external financing for its operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

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

                                                                        Officer/
                                                                        Director
   Name               Age        Position                               Since
   ----               ---        --------                               --------

Scott L. Smith         75    Chairman of the Board, President,             1972
                             Principal Executive Officer,
                             Treasurer, Principal Financial
                             Officer and Chief Accounting
                             Officer

Bret C. Decker         47    Director, Vice President, Secretary           1996

Charles W.             85    Director                                      1979
Shannon

Gerald L.              71    Director                                      1996
Sneddon

Nilton P.              47    Vice President                                1997
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

         Bret C. Decker. Mr. Decker has been a consultant and an officer of the Company for the past five years. Mr. Decker is also an officer and director of Pan American Motorsports, Inc. The Company is a stockholder in Pan American Motorsports, Inc.

         Charles W. Shannon. For the past five years, Mr. Shannon's principal occupation has been as a mining consultant.

         Gerald L. Sneddon. Mr. Sneddon has been Executive Vice President of MK Gold Corporation for more than five years. Mr. Sneddon is presently a mining engineering consultant. Mr. Sneddon is a director of Francisco Gold Corp., in Vancouver, British Columbia, Canada.

         Nilton P. Franke. Mr. Franke has been a full-time geologic consultant to the Company for the past five years. He is the president of the Company's subsidiary company in Brazil, Gold Standard Minas, S.A. He was appointed to serve as the Company's Vice-President - Exploration in 1997.

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

         Based solely on a review of the copies of such forms furnished to the Company or written representations from certain persons, the Company believes that during the Company's 2001 fiscal year, all filing requirements applicable to its officers, directors and ten- percent owners of the Company were met by such persons.

Item 10. Executive Compensation.

Compensation of Executive Officers

         The following table sets forth information concerning all cash compensation paid by the Company for services in all capacities to the Company's Principal Executive Officer during the three-year period ended October 31, 2001. The Company has no other officers whose total cash compensation exceeded $100,000 for the year. The Company has no plans that will require the Company to contribute to or to provide pension, retirement or similar benefits to directors or officers of the Company.

                           Summary Compensation Table


                               Annual Compensation                   Long Term Compensation
                    -----------------------------------------      --------------------------------
                                                                                               Pay-
                                                                          Awards               outs
                                                                   ----------------------      ----
                                                       Other       Restric-
    Name                                              Annual        ted                        LTIP          All Other
    and                                               Compen-       Stock        Options/      Pay-           Compen-
  Position          Year       Salary      Bonus      sation        Awards        SARs         outs          sation(1)
  --------          ----       ------      -----      -------     ---------      --------      -----         ---------
Scott L.           Fiscal     $80,000       -0-         -0-          -0-          -0-           -0-              -0-
Smith,             2001
Chairman and
President          Fiscal     $80,000       -0-         -0-          -0-          -0-           -0-              -0-
                   2000

                   Fiscal     $80,000       -0-         -0-          -0-          -0-           -0-              -0-
                   1999


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

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth certain information as of January 15, 2002 regarding beneficial ownership of the Company's Common Stock, by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Stock is considered "beneficially owned" by a person if such person, directly or indirectly, through any contract, arrangement, understanding or otherwise, has or shares: (i) voting power for the stock; and/or (ii) investment power for the stock (including the power to dispose of the stock). Such "beneficial ownership" also includes stock that a person has the right to acquire within 60 days of January 15, 2002. Unless otherwise indicated, to the knowledge of the Company the persons or entities named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them, subject to applicable community property laws. The percentage ownership for each person is calculated assuming that all the stock that could be acquired by that person within 60 days, by option exercise or otherwise, has in fact been acquired and that no other shareholder has exercised a similar right to acquire additional shares.


                     Name and Address of              Amount and      Percent
Class                Beneficial Owner                 Nature of      of Class
-----                -------------------              Beneficial     --------
                                                      ----------
                                                      Ownership
                                                      ---------

Common               Scott L. Smith                   154,696(1)        12.2%
                     4931 Marilyn Drive
                     Salt Lake City, Utah

Common               FCMI Financial                   152,093(2)        11.5%
                     Corporation
                     347 Bay Street, Second
                     Floor
                     Toronto, Ontario

Common               Sun Valley Gold, LLC              92,769            7.3%
                     620 Sun Valley Road
                     Sun Valley, ID 83353

Common               Continental Casualty              82,813(3)         6.5%
                     Co./CNA Financial
                     Corporation/Loews
                     Corporation
                     CNA Plaza,
                     Chicago, IL 60685

Common               Nilton P. Franke                  40,000(4)         3.1%
                     Rua Tibagi, 294-Jala
                     1003
                     Curitiba, PR, Brazil

Common               Charles Shannon                   22,213(5)         1.7%
                     8335 Makiki Drive
                     Diamond Head, MS 39525

Common               Bret C. Decker                    20,000(6)         1.6%
                     6071 Linden Way
                     Salt Lake City, UT
                     84121

                     Name and Address of              Amount and      Percent
Class                Beneficial Owner                 Nature of      of Class
-----                -------------------              Beneficial     --------
                                                      ----------
                                                      Ownership
                                                      ---------

Common               Gerald L. Sneddon                 20,000(7)         1.6%
                     351 East Curling
                     Boise, ID 83702

Common               All directors and                256,909(1)(4)     18.8%
                     executive officers (5                (5)(6)(7)
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

Item 12. Certain Relationships and Related Transactions.

         The Company currently holds a promissory note for $150,000 from Scott Smith, given by Mr. Smith in connection with the exercise of a stock option for 100,000 shares of Company stock on January 18, 2000. The note is non-recourse, interest free, due in a single payment on January 17, 2004, and secured by a pledge of the option shares acquired with the note. No other director or executive officer was indebted to the Company during the 2001 fiscal year or involved in any financial transaction with the Company.

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

         The following Exhibits are attached hereto or incorporated herein by reference as indicated in the table below:

Exhibit                                          Location if other
  No.    Title of Document                      than attached hereto
-------  ------------------                     --------------------
3.01*    Articles of Incorporation                1999 Form 10-K
                                                  Exhibit 3.01
3.02*    Amended Bylaws                           2000 Form 10-KSB
                                                  Exhibit 3.02
10.01*#  Employment Agreement for Scott Smith     1999 Form 10-K
                                                  Exhibit 10.01
10.02*#  Form of Warrant Grant for Directors      1999 Form 10-K
                                                  Exhibit 10.02
11       Computation of Earnings Per Share
21       Subsidiaries of the Company              1999 Form 10-K
                                                  Exhibit 21
------------------
* Denotes exhibits specifically incorporated in this Form 10-KSB by reference to other filings of the Company pursuant to the provisions of Securities and Exchange Commission Rule 12b-32 and Regulation S-B, Item 10(f)(2). These documents are located under File No. 33-17286 at, among other locations, the Securities and Exchange Commission, Public Reference Branch, 450 5th St., N.W., Washington, D.C. 20549. # Identifies management or compensatory plans, contracts, or arrangements.

      (b) The Company filed one Current Report on Form 8-K during the last quarter of the period covered by this report. The report, filed October 19, 2001, described the Company's delisting from the Nasdaq SmallCap Market.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GOLD STANDARD, INC.

Date January 29, 2002                 /S/SCOTT SMITH
                                      -------------------------
                                      Scott L. Smith, President

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 29, 2002                /s/ BRET DECKER
                                      --------------------------------------
                                      Bret C. Decker, Director

Date: January __, 2002
                                      --------------------------------------
                                      Charles W. Shannon, Director

Date: January 29, 2002                /S/GERALD L. SNEDDON
                                      --------------------------------------
                                      Gerald L. Sneddon, Director

Date: January 29, 2002                /S/ SCOTT SMITH
                                      --------------------------------------
                                      Scott L. Smith, President, Chief
                                      Financial Officer and Director
                                      (principal executive, financial
                                      and accounting officer)

                       GOLD STANDARD, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2001 AND 2000

                               GOLD STANDARD, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-1

FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                                           F-2

   CONSOLIDATED STATEMENTS OF OPERATIONS                                 F-3

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                       F-4

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F-5

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Stockholders
Gold Standard, Inc.

We have audited the accompanying consolidated balance sheets of Gold Standard, Inc. and Subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended October 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gold Standard, Inc. and Subsidiaries as of October 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years ended October 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.




FOOTE, PASSEY, GRIFFIN & CO., LC
December 31, 2001

                      GOLD STANDARD, INC., AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   October 31,

                                                                             2001                     2000
                                                                          -------------            ------------
                                                      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                              $      59,548            $    578,906
   Certificates of deposit                                                    1,354,112               1,384,944
   Accounts receivable                                                            7,512                   6,992
   Accrued interest                                                               9,260                  11,028
   Prepaid expenses                                                               5,476                   9,641
                                                                          -------------            ------------
         Total current assets                                                 1,435,908               1,991,511
                                                                          -------------            ------------

PROPERTY AND EQUIPMENT, at cost
   Furniture and equipment                                                      115,703                 113,969
   Transportation equipment                                                     164,341                 164,341
   Leasehold improvements                                                         3,200                   3,200
                                                                          -------------            ------------
                                                                                283,244                 281,510

   Less accumulated depreciation and amortization                              (266,137)               (238,161)
                                                                          -------------            ------------

                                                                                 17,107                  43,349
                                                                          -------------            ------------

OTHER ASSETS
   Investment in affiliate                                                       93,665                 194,903
                                                                          -------------            ------------

                                                                          $   1,546,680            $  2,229,763
                                                                          =============            ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade accounts payable                                                 $       4,956            $      2,423
   Accrued liabilities                                                              647                     797
   Income taxes payable                                                             100                     100
                                                                          -------------            ------------

         Total current liabilities                                                5,703                   3,320
                                                                          -------------            ------------

STOCKHOLDERS' EQUITY
   Common stock - authorized 100,000,000 shares of .001
      par value; issued, and outstanding 1,269,858 shares                         1,270                   1,270
   Additional paid-in capital                                                13,314,437              13,326,674
   Notes receivable from related party for stock issued                        (132,169)               (137,350)
   Accumulated deficit                                                      (11,642,561)            (10,964,151)
                                                                          -------------            ------------

                                                                              1,540,977               2,226,443
                                                                          -------------            ------------

                                                                          $   1,546,680            $  2,229,763
                                                                          =============            ============

        The accompanying notes are an integral part of these statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                             Years ended October 31,


                                                    2001                2000            1999
                                                ------------       -------------    ------------

REVENUE                                         $          -       $           -    $          -
                                                ------------       -------------    ------------

EXPENSES
   General and administrative
      Legal                                           43,739              28,009          29,550
      Other                                          299,816             300,709         322,854
   Leasehold exploration and
      carrying costs                                 306,528             311,277         405,532
   Depreciation and amortization                      27,976              36,439          48,040
                                                ------------       -------------    ------------

                                                     678,059             676,434         805,976
                                                ------------       -------------    ------------

         Net loss from operations                   (678,059)           (676,434)       (805,976)
                                                ------------       -------------    ------------

OTHER INCOME (EXPENSE)
   Interest income                                   100,987             163,826         105,060
   Loss from equity investment                      (101,238)            (85,055)        (71,985)
   Gain (loss) on disposal of equipment                    -                  83          (5,437)
                                                ------------       -------------    ------------

                                                        (251)             78,854          27,638
                                                ------------       -------------    ------------

Net loss before income taxes                        (678,310)           (597,580)       (778,338)

Income tax expense                                       100                 100             100
                                                ------------       -------------    ------------

NET LOSS                                        $   (678,410)      $    (597,680)   $   (778,438)
                                                ============       =============    ============

Basic and diluted earnings
   per share
      Net loss per share                        $       (.53)      $        (.48)   $       (.67)
                                                ============       =============    ============

Weighted average number of
   shares outstanding                              1,269,858           1,251,228       1,169,858
                                                ============       =============    ============


        The accompanying notes are an integral part of these statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                          Years ended October 31, 2001


                              Common Stock                                           Note
                           ---------------------                                   Receivable
                           Number        $.001       Additional                   From Related         Total
                             of           par         paid-in      Accumulated     Party for        Stockholders'
                           Shares        Value        Capital        Deficit      Stock Issued        Equity
                          ---------    ----------   ------------   ------------   ------------       ------------
Balance,
   November 1,
   1998                   1,169,858    $    1,170   $ 13,197,455   $ (9,588,033)  $          -       $  3,610,592

Net loss                          -             -              -       (778,438)             -           (778,438)
                          ---------    ----------   ------------   ------------   ------------       ------------

Balance,
   October 31,
   1999                   1,169,858         1,170     13,197,455     (10,366,471)            -          2,832,154

Net loss                          -             -              -        (597,680)            -           (597,680)
Stock issued for
   note receivable          100,000           100        129,219               -      (129,319)                 -

Accretion of
   imputed interest
   of 6.21%                       -             -              -               -        (8,031)            (8,031)
                          ---------    ----------   ------------   ------------   ------------       ------------

Balance,
   October 31,
   2000                   1,269,858         1,270     13,326,674     (10,964,151)     (137,350)         2,226,443
                          ---------    ----------   ------------   ------------   ------------       ------------

Net loss                          -             -              -        (678,410)            -           (678,410)

Adjustment to
   discounted note                -             -        (12,237)              -        12,327                  -

Accretion of
   imputed interest
   of 6.21%                       -             -              -               -        (7,056)            (7,056)
                          ---------    ----------   ------------   ------------   ------------       ------------

Balance,
   October 31,
   2001                   1,269,858    $    1,270   $ 13,314,437   $ (11,642,561) $   (132,169)      $  1,540,977
                          =========    ==========   ============   =============  ============       ============



        The accompanying notes are an integral part of these statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             Years ended October 31,

                                                                    2001                  2000                1999
                                                               -------------        -------------       ------------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
   Net loss                                                    $    (678,410)       $    (597,680)      $   (778,438)
     Adjustments to reconcile net loss to
     net cash and cash equivalents used in
     operating activities:
       Accretion of discount on note receivable                       (7,056)              (8,031)                 -
       Depreciation and amortization                                  27,976               36,439             48,040
       Loss from equity investment                                   101,238               85,055             71,985
       (Gain) loss on disposal of equipment                                -                  (83)             5,437
   Decrease (increase) in assets:
     Accounts receivable                                                (520)                   -             (2,680)
     Accrued interest                                                  1,768               (1,836)               597
     Prepaid expenses                                                  4,165                2,441             (7,988)
     Deposits                                                              -                  690                397
   (Decrease)  increase in liabilities:
     Trade accounts payable                                            2,533               (7,207)           (57,679)
     Accrued liabilities                                                (150)              (3,378)           (14,343)
                                                               -------------        -------------       ------------

       Net cash used in operating activities                        (548,456)            (493,590)          (734,672)
                                                               -------------        -------------       ------------

Cash flows from investing activities:
   Proceeds from certificates of deposit                              30,832                    -                  -
   Proceeds from disposal of equipment                                     -                  390             18,401
   Purchase of certificate of deposit                                      -             (100,519)           (31,702)
   Property and equipment purchased                                   (1,734)                (632)           (19,385)
                                                               -------------        -------------       ------------

       Net cash provided by (used in)
         investing activities                                         29,098             (100,761)           (32,686)
                                                               -------------        -------------       ------------

       Net decrease in cash and cash equivalents                    (519,358)            (594,351)          (767,358)

Cash and cash equivalents at beginning of year                       578,906            1,173,257          1,940,615
                                                               -------------        -------------       ------------

Cash and cash equivalents at end of year                       $      59,548        $     578,906       $  1,173,257
                                                               =============        =============       ============

                                   (Continued)

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows - Continued
                             Years ended October 31,

                                                                    2001                  2000                1999
                                                               -------------        -------------       ------------
Supplemental disclosures of cash flows information

Cash paid during the year for:

     Interest                                                  $           -        $           -       $          -
     Income taxes                                              $         100        $         100       $        100

Non-cash transactions:

In 2000, the president of the Company exercised his option to purchase 100,000 shares of common stock in exchange for a non interest bearing note in the amount of $150,000 due in 2004. The note was discounted at a rate of 6.21%. Accretion on the discount totaled $7,056 in 2001 and $8,031 in 2000.



        The accompanying notes are an integral part of these statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                October 31, 2001


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
                   Leasehold improvements                         Lease term

     3. Investment in Mining Properties
        -------------------------------

     Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned. As of October 31, 2001 there were no geologic areas under production.

                                   (Continued)

     4. Loss Per Share
        --------------

     The Company applies Statements of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128) which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. The Company had common stock equivalents outstanding at October 31, 2001, 2000 and 1999 in the form of stock warrants (Notes E and F). These warrants were excluded in the calculations of diluted loss per share during the years ended October 31, 2001, 2000 and 1999 because their inclusion in those calculations would have been anti-dilutive.

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


                                   (Continued)

     Cash, cash equivalents and certificates of deposit: The carrying amounts reported in the statement of financial position approximate fair values because of the short maturities of those instruments.

     9. Effects of Recent Accounting Pronouncements
        -------------------------------------------

     In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective November 1, 2000. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addressed the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 3, 2001. The Company does not expect the adoption of SFAS No. 141 to have a material effect on the results of operations or statements of financial position of the Company.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets which addressed financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003, with early adoption permitted at the beginning of our fiscal year 2002. Impairment losses for goodwill and indefinite life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to provisions of SFAS No. 142. The Company does not expect the adoption of SFAS No. 142 to have a material effect on the results of operations or statements of financial position of the Company.

NOTE B - INVESTMENT IN AFFILIATE

     The Company holds a 21.6% investment in Pan American Motor Sports (PAMS). The Company accounts for this investment using the equity method. During 2001 and 2000 management adjusted the investment in PAMS to its estimated net realizable value.

     The Company's investment in PAMS is as follows at October 31:

                                                          2001          2000
                                                      ----------     ----------

     Investment in PAMS at beginning of year          $  194,903     $  279,958
     Recognition of Company's share of losses
        for the year                                      (7,573)       (34,293)
     Valuation adjustment                                (93,665)       (50,762)
                                                      ----------     ----------

          Investment in PAMS at end of year           $   93,665     $  194,903
                                                      ==========     ==========

     The following is summarized financial information for the Company's equity investment as of October 31:

                                            2001                          2000                        1999
                                 --------------------------    ------------------------     ------------------------
                                   Gold                          Gold                         Gold
                                  Standard                      Standard                     Standard
                                   Total          Amount         Total          Amount        Total         Amount
                                 -----------   ------------    ----------    ----------     ----------    ----------
                                        (Unaudited)                  (Unaudited)

          Current assets         $     1,032   $        223    $   13,035    $    2,821     $   15,553    $    3,104
          Other assets                23,009          4,979        26,316         5,695         30,975         6,182
          Current liabilities       (454,939)       (98,455)     (435,256)      (94,195)      (297,973)      (59,469)
                                 -----------   ------------    ----------    ----------     ----------    ----------

            Net assets
              (deficit)          $  (430,898)  $    (93,253)   $ (395,905)   $  (85,679)    $ (251,445)   $  (50,183)
                                 ===========   ============    ==========    ==========     ==========    ==========

          Total revenue          $     3,881   $        840    $  162,242    $   35,111     $  101,961    $   20,349
          Loss before
            income taxes
            and discontinued
            operations           $   (34,994)  $     (7,573)   $ (144,460)   $  (31,263)    $ (369,674)   $  (71,966)
          Net loss               $   (34,994)  $     (7,573)   $ (144,460)   $  (31,263)    $ (369,774)   $  (71,985)


NOTE C - MINING PROPERTIES

     During the reporting periods, the Company held directly or through its subsidiaries, mineral and exploration rights to property located in the Dugway region of western Utah, southern Uruguay and Brazil. All exploration costs associated with these activities during the three years ended October 31, 2001 have been charged to operations as incurred. No development costs have been capitalized on these properties through October 31, 2001.

NOTE D - RELATED PARTY TRANSACTIONS

     The Company has made unsecured, non-interest bearing, long-term cash advances to its subsidiaries to fund exploration projects. These advances are eliminated in consolidation. Amounts due from the Company's subsidiaries as of October 31, are as follows:

                                          2001            2000           1999
                                     ------------    ------------   ------------

      Gold Standard South            $    513,936    $    513,936   $    513,936
      Gold Standard Minas, S.A.         2,381,058       2,054,744      1,776,408
      Tormin S.A.                         270,360         270,360        232,615

     On January 18, 2000, the president of the Company exercised an agreement to purchase 100,000 shares of common stock in exchange for a non interest bearing note in the amount of $150,000. The note has been discounted at a rate of 6.21% and is due on January 18, 2004.

NOTE E - NON-COMPENSATORY STOCK WARRANTS

     In connection with issuance of its common stock, the Company has issued warrants to outside parties for the purchase of additional shares at specified prices in the future. Unexercised non- compensatory warrants to these parties aggregate 46,875 shares at October 31, 2001. They carry a weighted average price of $12 per share and have a weighted average remaining life of 1.41 years.

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

                                  (Continued)

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

     Reported and proforma net loss and loss per share for the years ended October 31, are as follows:

                                         2001           2000            1999
                                     -----------    -----------     ------------
         Net loss
            As reported              $  (678,410)   $  (597,680)    $  (778,438)
            Pro forma                   (678,410)      (441,430)     (1,090,938)

         Loss per share
            As reported              $      (.53)   $      (.48)    $      (.67)
            Pro forma                       (.53)          (.35)           (.93)

     The pro forma effect on net loss for 2001, 2000 and 1999 may not be representative of the pro forma effect on net income or loss for future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to warrants granted prior to January 1, 1995.

     The weighted-average fair values at date of grant for compensatory warrants granted in 1999 were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields;
     (ii) expected volatility rates of 110%; (iii) expected weighted average lives of 3.67 years; and (iv) a weighted-average risk-free interest rate of 5.78%. No compensatory warrants were granted in 2001 or 2000.

     Stock warrant activity is summarized as follows:


                                  (Continued)


                                                 2001                       2000                       1999
                                          ---------------------      --------------------        -------------------
                                                       Weighted                  Weighted                   Weighted
                                                        Average                   Average                    Average
                                                       Exercise                  Exercise                   Exercise
                                          Shares        Price        Shares       Price           Shares      Price
                                          ------       --------      ------      --------        -------    --------
           Warrants outstanding
           beginning of period             100,000     $  1.75       200,000      $  1.75         50,000     $ 20.50
               Granted                           -           -             -            -        200,000        1.75

               Canceled or expired               -     $     -      (100,000)     $  1.75        (50,000)    $ 20.50
                                           --------                 --------                     -------
           Warrants outstanding
               and exercisable,
               end of period               100,000     $  1.75       100,000      $  1.75        200,000     $  1.75
                                           =======                  ========                     =======

     All 100,000 outstanding warrants at October 31, 2001 were exercisable at $1.75 per share and carried a weighted average remaining contractual life of 1.67 years.

NOTE G - INCOME TAXES

     The Company has significant net operating loss and net capital loss carry-forwards which could give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

     There are no other significant timing differences which arise from recognizing income and expense in different periods for financial and tax reporting purposes. The Company's gross deferred tax asset attributable to the net operating loss and net capital loss carryforwards and the associated valuation allowance is summarized as follows at October 31:

                                               2001         2000         1999
                                         -----------   -----------  -----------
      Total deferred tax asset (based
       on net operating loss and
       capital loss carryforwards)       $ 2,176,053   $ 2,137,614  $ 2,109,660
      Less valuation allowance            (2,176,053)   (2,137,614)  (2,109,960)
                                         -----------   -----------  -----------
               Net deferred tax asset    $         -   $         -  $         -
                                         ===========   ===========  ===========

                                   (Continued)

     The amounts and expiration dates of net operating loss and capital loss carryforwards at October 31, 2001, are detailed in the following summary:

                                  Federal              State             Net
           Net Operating        Net Operating       Net Operating      Capital
          Expiration Date           Loss                 Loss            Loss
          ---------------       ------------        -------------     ---------

         October 31, 2002       $        -          $           -     $  74,928
         October 31, 2003          1,441,272                    -       101,409
         October 31, 2004            675,277                    -             -
         October 31, 2005          1,106,261                    -             -
         October 31, 2006            545,495                    -             -
         October 31, 2007            478,137                    -             -
         October 31, 2009            613,656                    -             -
         October 31, 2010            124,338              124,138             -
         October 31, 2012             63,410               63,210             -
         October 31, 2013                  -              245,957             -
         October 31, 2014                  -              318,944             -
         October 31, 2015                  -              167,861             -
         October 32, 2016                  -              245,121             -
         October 31, 2018            246,157                    -             -
         October 31, 2019            319,144                    -             -
         October 31, 2020            168,061                    -             -
         October 31, 2021            245,321                    -             -
          ---------------       ------------        -------------     ---------

                                $  6,026,529        $   1,165,231     $ 176,337
                                ============        =============     =========

NOTE H - CONCENTRATIONS OF CREDIT RISK

     The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. Uninsured balances totaled $1,291,804 at October 31, 2001.

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

     The Company has had no revenues during the three years ended October 31, 2001. The following table presents property and equipment, net of accumulated depreciation and amortization, based upon the location of the asset:

                                               2001           2000
                                             ---------    ----------

               United States                 $   4,571    $   15,141
               South America                    12,536        28,208
                                             ---------    ----------

                                             $  17,107    $   43,349
                                             =========    ==========