Form 10QSB
period 2002-01-31
GOLD STANDARD INC
filed 2002-03-18
CIK 42136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission File Number: 001-08397
                                                ---------

                               GOLD STANDARD, INC.
        (Exact name of small business issuer as specified in its charter)

           UTAH                                            87-0302579
   ----------------------------                         -------------------
   (State or other jurisdiction                           (IRS Employer
     of incorporation or                                Identification No.)
       organization)

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

         The number of shares of the issuer's common stock outstanding as of March 15, 2002, is 1,269,885 shares.

                          PART I. FINANCIAL INFORMATION



Item 1 - Financial Statements




                      GOLD STANDARD, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        FOR INCLUSION IN QUARTERLY REPORT
                                  ON FORM 10-QSB


Consolidated Balance Sheet...................................................2

Consolidated Statements of Operations........................................3

Consolidated Statements of Cash Flows........................................4

Notes to Consolidated Financial Statements...................................5






                                January 31, 2002

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      January 31, 2002 and October 31, 2001


                                              January 31, 2002  October 31, 2001
                                              ----------------  ----------------
                                                (Unaudited)
                 ASSETS

CURRENT ASSETS
     Cash and cash equivalents                  $     1,314,621   $      59,548
     Certificates of deposit                                  0       1,354,112
     Accounts receivable                                      0           7,512
     Accrued interest                                         0           9,260
     Prepaid expenses                                     4,708           5,476
                                                ---------------   --------------
                 TOTAL CURRENT ASSETS                 1,319,329       1,435,908

PROPERTY AND EQUIPMENT
     Equipment and leasehold
       improvements                                      14,149          17,107
                                                ---------------   --------------
                                                         14,149          17,107

OTHER ASSETS
     Investment in affiliate                             93,665          93,665
                                                ---------------   --------------
                                                         93,665          93,665
                                                ---------------   --------------

                                                $     1,427,143   $   1,546,680
                                                ===============   ==============

                 LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                   $         3,064   $       4,956
     Accrued liabilities                                    647             647
     Income tax payable                                     100             100
                                                ---------------   --------------

                 TOTAL CURRENT LIABILITIES                3,811           5,703

STOCKHOLDERS' EQUITY
     Common stock                                         1,270           1,270
     Additional paid-in capital                      13,314,437      13,314,437
     Note receivable from related party
        for stock issued                               (134,150)       (132,169)
     Accumulated deficit                            (11,758,225)    (11,642,561)
                                                ---------------   --------------
                 TOTAL STOCKHOLDERS' EQUITY           1,423,332       1,540,977
                                                ---------------   --------------
                                                $     1,427,143   $   1,546,680
                                                ===============   ==============

          See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               Three month periods ended January 31, 2002 and 2001


                                                                               Three months ended
                                                                                   January 31,
                                                                  -----------------------------------------
                                                                          2002                    2001
                                                                          -----                   ----
                                                                      (Unaudited)              (Unaudited)

INCOME FROM OPERATIONS                                            $                -       $              -

EXPENSES

  Depreciation                                                                 2,959                  8,384
  Leasehold exploration
    and carrying costs                                                        62,324                105,529
  General and administrative:
    Legal                                                                      1,958                  7,999
    Other                                                                     66,000                 73,222
                                                                  ------------------       ----------------
        NET INCOME/(LOSS) FROM OPERATIONS                                   (133,241)              (195,134)

OTHER INCOME (EXPENSES)
  Interest income                                                             17,579                 23,917
  Miscellaneous income                                                             -                      -
                                                                  ------------------       ----------------

                         NET INCOME/(LOSS)                        $         (115,662)      $       (171,217)
                                                                  ==================       ================


Net income/(loss) per common share                                $            (0.09)      $          (0.13)
                                                                  ==================       ================





          See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three month periods ended January 31, 2002 and 2001


                                                                            Three months ended
                                                                                    January 31,
                                                                  -----------------------------------------------
                                                                          2002                     2001
                                                                  ---------------------   -----------------------
                                                                      (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $           (115,662)    $            (171,217)
    Add (deduct) adjustments
     to cash basis:
       Depreciation                                                              2,959                     8,384
       Increase (decrease) in:
         Accounts payable                                                       (1,895)                   44,084
         Accrued liabilities                                                         0                      (106)
       Decrease (increase) in:
         Accrued interest                                                        9,260                      (330)
         Prepaid expenses                                                          768                       991
         Accounts receivable                                                     7,512                         0
         Other assets                                                                0                         0
                                                                  --------------------     ---------------------

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                            (97,058)                 (118,194)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Property and equipment purchased                                                  0                    (1,091)
   Increase in note receivable                                                  (1,981)                   (2,329)
   Increase in certificates of deposit                                       1,354,112                   (13,504)
                                                                  --------------------     ---------------------

NET CASH USED IN INVESTMENT ACTIVITIES                                       1,352,131                   (16,924)

NET INCREASE (DECREASE) IN CASH                                              1,255,073                  (135,118)

CASH BALANCE AT BEGINNING OF PERIOD                                             59,548                   578,906
                                                                  --------------------     ---------------------

CASH BALANCE AT END OF PERIOD                                     $          1,314,621     $             443,788
                                                                  ====================     =====================



          See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 31, 2002 and October 31, 2001
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

         Financial Statements
         --------------------
         The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 2001, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at January 31, 2002, have been made. All such adjustments were of a normal, recurring nature.

         Principles of Consolidation
         ---------------------------
         The accompanying consolidated financial statements at January 31, 2002, include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions are eliminated.

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

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 31, 2002 and October 31, 2001
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Investment in Mining Properties (Continued)
         -------------------------------------------
         with the development of identified reserves are capitalized until the related geological areas are put into production, sold or abandoned. As of January 31, 2002, there were no geological areas under production.

         Loss Per Share
         --------------
         The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128) which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. The Company has common stock equivalents outstanding at January 31, 2002 in the form of stock warrants. These warrants were excluded in the calculations of diluted loss per share because their inclusion would have been anti-dilutive.

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
           Leasehold improvements                          lease term

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 31, 2002 and October 31, 2001
                                   (Unaudited)


NOTE 3 - INVESTMENT IN AFFILIATE

         The Company holds a 21.6% investment in Pan American Sports (PAMS). The Company accounts for the investment using the investment method. During 2001 the Company adjusted the carrying value of the investment to its estimated net realizable value. The Company's investment in PAMS at January 31, 2002 is $93,665.

NOTE 4 - MINING PROPERTIES

         The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in Southern Uruguay, and Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see Note 1). No development costs have been capitalized on these properties through January 31, 2002.

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long-term cash advances. As of January 31, 2002, the Company had receivables from these companies of $513,936, $2,447,515 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

         In January 2000 the Company president exercised options to purchase 100,000 shares of common stock at $1.50 per share. The shares were purchased with a non-interest bearing promissory note in the amount of $150,000. The note has been discounted at a rate of 6.21% and is due on January 18, 2004.

NOTE 6 - NON-COMPENSATORY STOCK WARRANTS

         In connection with issuance of its common stock, the Company has issued warrants to outside parties for the purchase of additional shares at specified prices in the future. Unexercised warrants aggregate 46,875 shares at January 31, 2002. They carry a weighted average price of $12 per share and have a weighted average remaining life of 1.16 years.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 31, 2002 and October 31, 2001
                                   (Unaudited)


NOTE 7 - WARRANTS ISSUED AS COMPENSATION

         The  Company  has  issued  compensatory  stock  warrants  to  officers,
         employees   and   consultants   during  the  course  of  business.   No
         compensation expense has been recorded for these warrants.

         Reported and pro forma net loss and loss per share for the period ended January 31, 2002 are as follows:

                           Net loss
                             As reported             $ (115,662)
                             Pro forma               $ (115,662)

                           Loss per share
                             As reported                   (.09)
                             Pro forma                     (.09)

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

         Stock warrant activity is summarized as follows:

                                                                         Avg.
                                                                       Exercise
                                                               Shares   Price
                                                               ------  ---------
                Warrants outstanding
                  beginning of period                         100,000    $ 1.75
                    Granted                                      -            -
                    Exercised                                    -            -
                    Canceled or expired                          -            -
                                                              -------
                Warrants outstanding
                  and exercisable,
                  end of period                               100,000   $  1.75
                                                              -------

         All 100,000 outstanding warrants at January 31, 2002 were exercisable at $1.75 per share and carried a weighted average remaining contractual life of 1.42 years.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 31, 2002 and October 31, 2001
                                   (Unaudited)

 NOTE 8 - INCOME TAXES

         The Company has significant net operating loss and net capital loss carry forwards which should give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

         The amounts and expiration dates of net operating loss carry forwards and investment tax credits at January 31, 2002 are detailed in the following summary:

                                               Federal             State             Net
                                            Net Operating      Net Operating       Capital
                 Expiration Date                Loss               Loss             Loss
                 ---------------            -------------     --------------     ----------

                October 31, 2002            $          --     $           --     $   74,928
                October 31, 2003                1,441,272                 --        101,409
                October 31, 2004                  675,277                 --             --
                October 31, 2005                1,106,261                 --             --
                October 31, 2006                  545,495                 --             --
                October 31, 2007                  478,137                 --             --
                October 31, 2009                  613,656                 --             --
                October 31, 2010                  124,338            124,138             --
                October 31, 2012                   63,410             63,210             --
                October 31, 2013                     --              245,865             --
                October 31, 2014                     --              318,944             --
                October 31, 2015                     --              167,861             --
                October 31, 2016                     --              245,121             --
                October 31, 2018                  246,157                 --             --
                October 31, 2019                  319,144                 --             --
                October 31, 2020                  168,061                 --             --
                October 31, 2021                  245,321                 --             --
                                            -------------     --------------     ----------
                                            $   6,026,529     $    1,165,231     $  176,337
                                            -------------     --------------     ----------

NOTE 9 - CONCENTRATION OF CREDIT RISK

         The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. Uninsured balances totaled $1,214,621 at January 31, 2002.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         Gold Standard, Inc. and its subsidiaries (the Registrant) were formed to engage in the acquisition, exploration, and if warranted, development of gold mineralized properties. At the present time, Registrant's activities are solely exploration related and concentrated in Brazil. The following discussion should be read in conjunction with the text of Management's Discussion and Analysis or Plan of Operation contained in Registrant's Form 10-KSB for fiscal year ended October 31, 2001.

RESULTS AND PLAN OF OPERATIONS

         No revenue was generated by Company operations during the three-month periods ended January 31, 2002 and 2001.

         Exploration related expenses for the current three-month period ended January 31, 2002 were $62,324, compared to $105,529 for the three-month period ended January 31, 2001. Unless exploration activities discover deposits with developmental potential, or Registrant acquires new exploration opportunities, Registrant currently anticipates that exploration expenses will continue at the level experienced in the first three months for the remainder of the current year.

         Registrant's general and administrative expenses, excluding legal expenses, totaled $66,000 for the three-month period ended January 31, 2002, compared to $73,222 for the three-month period ended January 31, 2001. The two most significant general and administrative expense categories during the three-month period ended January 31, 2002 were (a) professional and consulting fees of $8,125 ($12,658 in 2001) and (b) wages and salaries of $39,000 ($39,000 in 2001). The balance of general and administrative expenses includes office supplies and expenses, office rent, travel, etc. Expenses for the remaining nine months of the year should remain close to level in the first nine months of the year. Management has been conscientious in striving to control general and administrative expenses. The Registrant has no long-term debt and is expected to meet all of its obligations as they come due.

         Registrant presently plans to continue its present level of exploration activities on its Brazilian properties. To the extent that Registrant is unable to generate revenues from its activities, for operations Registrant will continue to rely on cash, cash equivalents and certificates of deposit currently on hand. As described in more detail in the Registrant's Annual Report on Form 10-KSB, for the year ended October 31, 2001, the Registrant presently anticipates that, unless there are unanticipated increases in expenses, its current funds will allow it to continue the current level of operations through the next two fiscal years. Unless Registrant is able to generate adequate revenues from its activities after such time (or prior to such time if operations or expenses exceed current levels significantly), Registrant will need to raise additional funds through debt or equity financing to continue operations. Registrant's ability to raise such additional capital at such time will depend on the prospects for Registrant's activities. There is no assurance that Registrant will be able to obtain the capital it requires to continue operations on terms and conditions acceptable to Registrant, even if the Registrant's exploration activities prove successful. Based on past experience, however, the Registrant believes it has the ability to generate additional funds if needed.

         The Registrant's future results of operations, to a significant degree, depends on its success in locating, acquiring and producing commercial gold deposits. With exploration proceeding on several properties whose commercial production potential is not presently determinable, and considering the difficulty of projecting future mineral prices, which tend to be volatile, it is, at best, difficult to accurately project future results of operations.

         The Registrant has not engaged in any material business transactions during the quarter and during the year ended October 31, 2001. In October, 2001, the Registrant was delisted from Nasdaq after failing to meet the net tangible assets and shareholders' equity requirements for continued listing. Since approximately the beginning of 2001, the Registrant has been considering a change in its business direction, and exploring a number of opportunities to merge or consolidate with another operating business, in an effort to reestablish a Nasdaq listing, to redirect operations, and to take advantage of the Registrant's status as a public entity. The Registrant has reviewed a number of potential opportunities over the past year, and is continuing these efforts, but has not entered into any agreements or arrangements to date.

INFLATION

         The impact of inflation on the Registrant's operations will vary. The future price of gold, and the level of future interest rates could directly affect the Registrant's operating revenue. Lower interest rates and higher gold prices enhance the value of the Registrant's investments.

         Because the Registrant does not have a steady, dependable source of revenue, serious increases in inflation could increase the Registrant's general and administrative expenses and make it difficult to remain within its budget. However, the inflation rate has remained relatively low, with only a minor impact on the registrant. Management does not anticipate material increases in the inflation rate during the immediate future.

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

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended January 31, 2002, Registrant held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

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

         (b)      Reports on Form 8-K
                  -------------------

         There were no reports on Form 8-K filed by the Registrant during the quarter ended January 31, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GOLD STANDARD, INC.


Date     March 15, 2002                    By:  /s/ Scott L. Smith
                                           -------------------------------------
                                           Scott L. Smith
                                           President and Chief Financial Officer