Form 10QSB
period 2002-04-30
GOLD STANDARD INC
filed 2002-06-14
CIK 42136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission File Number: 001-08397
                                                ---------

                               GOLD STANDARD, INC.
        (Exact name of small business issuer as specified in its charter)

              UTAH                                              87-0302579
      ---------------------------                            -------------------
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

         The number of shares of the issuer's common stock outstanding as of June 12, 2002, is 1,269,885 shares.

                          PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 30, 2002 and October 31, 2001


                                                 April 30, 2002     October 31, 2001
                                                 --------------     ----------------
                                                   (Unaudited)
                 ASSETS
CURRENT ASSETS
     Cash and cash equivalents                   $    1,156,368     $        59,548
     Certificates of deposit                                  -           1,354,112
     Accounts receivable                                    100               7,512
     Accrued interest                                         -               9,260
     Prepaid expenses                                     3,306               5,476
                                                 --------------     ---------------
                 TOTAL CURRENT ASSETS                 1,159,774           1,435,908

PROPERTY AND EQUIPMENT
     Equipment and leasehold
       improvements                                      11,190              17,107
                                                 --------------     ---------------
                                                         11,190              17,107

OTHER ASSETS
     Investment in affiliate                             93,665              93,665
                                                 --------------     ---------------
                                                         93,665              93,665
                                                 --------------     ---------------

                                                 $    1,264,629     $     1,546,680
                                                 ==============     ===============

                 LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                    $        4,582     $         4,956
     Accrued liabilities                                    647                 647
     Income tax payable                                       -                 100
                                                 --------------     ---------------
                 TOTAL CURRENT LIABILITIES                5,229               5,703

STOCKHOLDERS' EQUITY
     Common stock                                         1,270               1,270
     Additional paid-in capital                      13,314,437          13,314,437
     Note receivable from related party
        for stock issued                               (135,338)           (132,169)
     Accumulated deficit                            (11,920,969)        (11,642,561)
                                                 --------------     ---------------
                 TOTAL STOCKHOLDERS' EQUITY           1,259,400           1,540,977
                                                 --------------     ---------------
                                                 $    1,264,629     $     1,546,680
                                                 ==============     ===============


          See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and six month periods ended April 30, 2002 and 2001


                                                 Three months ended                 Six months ended
                                                   April 30,                           April 30,
                                         ---------------------------------  -----------------------------
                                               2002             2001             2002            2001
                                          ---------------------------------  -----------------------------
                                           (Unaudited)      (Unaudited)       (Unaudited)     (Unaudited)

 INCOME FROM OPERATIONS                   $           -    $         -        $         -    $         -

 EXPENSES

Depreciation                                      2,959          8,384              5,918          16,768
   Leasehold exploration
     and carrying costs                          67,110         57,069            129,434         162,598
   General and administrative:
     Legal                                       11,372          2,565             13,330          10,564
     Other                                       86,148         89,975            152,148         163,197
                                          -------------    -----------        -----------    ------------
         NET LOSS FROM OPERATIONS              (167,589)      (157,993)          (300,830)       (353,127)

 OTHER INCOME (EXPENSES)
   Interest income                                4,845         27,482             22,424          51,399
   Miscellaneous income                               -              -                  -               -
                                          -------------    -----------        -----------    ------------

NET INCOME (LOSS)                         $    (162,744)   $  (130,511)       $  (278,406)   $   (301,728)
                                          =============    ===========        ===========    ============



Net income (loss) per common share        $       (0.13)   $     (0.10)       $     (0.22)   $      (0.24)
                                          =============    ===========        ===========    ============




          See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three and six month periods ended April 30, 2002 and 2001

                                                Three months ended                  Six months ended
                                                    April 30,                          April 30,
                                          ---------------------------------------------------------------
                                              2002            2001                 2002         2001
                                          ---------------------------------------------------------------
                                           (Unaudited)     (Unaudited)        (Unaudited)    (Unaudited)
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES
   Net income (loss)                      $    (162,744)   $  (130,511)       $  (278,406)   $   (301,728)
    Add (deduct) adjustments
     to cash basis:
       Depreciation                               2,959          8,384              5,918          16,768
       Decrease (increase) in:
        Accrued interest                              -        (19,853)             9,260         (20,183)
        Prepaid expenses                          1,402           (321)             2,170             670
        Accounts receivable                        (100)             -              7,412               -
       Increase (decrease) in:
         Accounts payable                         1,518        (43,276)              (377)            808
         Income tax payable                        (100)          (100)              (100)           (100)
         Accrued liabilities                          -           (339)                 -            (445)
                                          -------------    -----------        -----------    ------------

             NET CASH PROVIDED BY (USED
             IN) OPERATING ACTIVITIES          (157,065)      (186,016)          (254,123)       (304,210)

CASH USED IN INVESTMENT

  ACTIVITIES
   Decrease (increase) in
    certificates of deposits                          -              -          1,354,112         (13,504)
   Equipment purchased                                -              -                  -          (1,091)
   Increase in note receivable                   (1,188)        (2,328)            (3,169)         (4,657)
                                          -------------    -----------        -----------    ------------

             NET CASH USED IN
             INVESTMENT ACTIVITIES               (1,188)        (2,328)         1,350,943         (19,252)

NET INCREASE (DECREASE) IN CASH                (158,253)      (188,344)         1,096,820        (323,462)

CASH BALANCE AT BEGINNING
  OF PERIOD                                   1,314,621        443,788             59,548         578,906
                                          -------------    -----------        -----------    ------------

CASH BALANCE AT END
  OF PERIOD                               $   1,156,368    $   255,444        $ 1,156,368    $    255,444
                                          =============    ===========        ===========    ============



          See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       April 30, 2002 and October 31, 2001
                                   (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

         Financial Statements
         --------------------
         The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 2001, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at April 30, 2002, have been made. All such adjustments were of a normal, recurring nature.

         Principles of Consolidation
         ---------------------------
         The accompanying consolidated financial statements at April 30, 2002, include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions are eliminated.

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

         Investment in Mining Properties
         -------------------------------
         Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are put into production, sold or abandoned. As of April 30, 2002, there were no geological areas under production.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       April 30, 2002 and October 31, 2001
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loss Per Share
         --------------
         The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128) which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. The Company has common stock equivalents outstanding at April 30, 2002 in the form of stock warrants. These warrants were excluded in the calculations of diluted loss per share because their inclusion would have been anti-dilutive.

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
          Leasehold improvements                         lease term

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       April 30, 2002 and October 31, 2001
                                   (Unaudited)


NOTE 3 - INVESTMENT IN AFFILIATE

         The Company holds a 21.6% investment in Pan American Sports (PAMS). The Company accounts for the investment using the investment method. During 2001 the Company adjusted the carrying value of the investment to its estimated net realizable value. The Company's investment in PAMS at April 30, 2002 is $93,665.

NOTE 4 - MINING PROPERTIES

         The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see
         Note 1). No development costs have been capitalized on these properties through April 30, 2002.

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long-term cash advances. As of April 30, 2002, the Company had receivables from these companies of $513,936, $2,507,665 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

         In January 2000 the Company president exercised options to purchase 100,000 shares of common stock at $1.50 per share. The shares were purchased with a non-interest bearing promissory note in the amount of $150,000. The note has been discounted at a rate of 6.21% and is due on January 18, 2004.

NOTE 6 - NON-COMPENSATORY STOCK WARRANTS

         In connection with issuance of its common stock, the Company has issued warrants to outside parties for the purchase of additional shares at specified prices in the future. Unexercised warrants aggregate 46,875 shares at April 30, 2002. They carry a weighted average price of $12 per share and have a weighted average remaining life of .91 years.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       April 30, 2002 and October 31, 2001
                                   (Unaudited)


NOTE 7 - WARRANTS ISSUED AS COMPENSATION

         The  Company  has  issued  compensatory  stock  warrants  to  officers,
         employees   and   consultants   during  the  course  of  business.   No
         compensation expense has been recorded for these warrants.

         Reported and pro forma net loss and loss per share for the period ended April 30, 2002 are as follows:

                           Net loss
                             As reported             $ (278,406)
                             Pro forma               $ (278,406)

                           Loss per share
                             As reported                   (.22)
                             Pro forma                     (.22)

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

         Stock warrant activity is summarized as follows:

                                                                         Avg.
                                                                       Exercise
                                                               Shares   Price
                                                              -------  ---------
                Warrants outstanding
                  beginning of period                         100,000    $ 1.75
                    Granted                                      -            -
                    Exercised                                    -            -
                    Canceled or expired                          -            -
                                                              --------
                Warrants outstanding
                  and exercisable,
                  end of period                               100,000    $ 1.75
                                                              =======    ======

         All 100,000 outstanding warrants at April 30, 2002 were exercisable at $1.75 per share and carried a weighted average remaining contractual life of 1.17 years.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       April 30, 2002 and October 31, 2001
                                   (Unaudited)

 NOTE 8 - INCOME TAXES

         The Company has significant net operating loss and net capital loss carry forwards which should give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

         The amounts and expiration dates of net operating loss carry forwards and investment tax credits at April 30, 2002 are detailed in the following summary:

                                      Federal            State            Net
                                    Net Operating     Net Operating     Capital
         Expiration Date                Loss             Loss            Loss
         ----------------           -------------     -------------   ----------
         October 31, 2002           $        --        $        --    $   74,928
         October 31, 2003             1,441,272                 --       101,409
         October 31, 2004               675,277                 --            --
         October 31, 2005             1,106,261                 --            --
         October 31, 2006               545,495                 --            --
         October 31, 2007               478,137                 --            --
         October 31, 2009               613,656                 --            --
         October 31, 2010               124,338            124,138            --
         October 31, 2012                63,410             63,210            --
         October 31, 2013                    --            245,865            --
         October 31, 2014                    --            318,944            --
         October 31, 2015                    --            167,861            --
         October 31, 2016                    --            245,121            --
         October 31, 2018               246,157                 --            --
         October 31, 2019               319,144                 --            --
         October 31, 2020               168,061                 --            --
         October 31, 2021               245,321                 --            --
                                    -----------        -----------    ----------
                                    $ 6,026,529        $ 1,165,139    $  176,337
                                    ===========        ===========    ==========

NOTE 9 - CONCENTRATION OF CREDIT RISK

         The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. Uninsured balances totaled $1,056,368 at April 30, 2002.

 Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Gold Standard, Inc. and its subsidiaries (the Registrant) were formed to engage in the acquisition, exploration, and if warranted, development of gold mineralized properties. At the present time, Registrant's activities are solely exploration related and concentrated in Brazil. The following discussion should be read in conjunction with the text of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Registrant's Form 10-KSB for fiscal year ended October 31, 2001.

Results and Plan of Operations

         No revenue was generated by Company operations during the six-month periods ended April 30, 2002 and 2001.

         Exploration related expenses for the current three-month period ended April 30, 2002 were $67,110 compared to $57,069 for the three-month period ended April 30, 2001. Exploration related expenses for the current six-month period ended April 30, 2002 were $129,434 compared to $162,598 for the six-month period ended April 30, 2001. Unless exploration activities discover deposits with developmental potential or Registrant acquires new exploration opportunities, Registrant currently anticipates that exploration expenses will continue at the level experienced in the first six months for the remainder of the current year.

         Registrant's general and administrative expenses, excluding legal expenses totaled $86,148 for the three-month period ended April 30, 2002 compared to $89,975 for the three-month period ended April 30, 2001. General and administrative expenses, excluding legal expenses totaled $152,148 for the six-month period ended April 30, 2002 compared to $163,197 for the six-month period ended April 30, 2001. The two most significant general and administrative expense categories during the six-month period ended April 30, 2002 were (a) professional and consulting fees $35,097 ($37,658 in 2001) and (b) wages and salaries $78,000 ($78,000 in 2001). The balance of general and administrative expenses includes office supplies and expenses, office rent, travel, etc. Expenses for the remaining six months of the year, with the exception of professional and consulting fees should remain close to level in the first six months of the year. With the completion of year-end accounting services, professional and consulting fees should decrease considerably during the remaining six months of the year. The Registrant's management has been conscientious in striving to control general and administrative expenses. The Registrant has no long-term debt and is expected to meet all of its obligations as they come due.

         Registrant presently plans to continue its present level of exploration activities on its Brazilian properties. To the extent that Registrant is unable to generate revenues from its activities, for operations Registrant will continue to rely on cash, cash equivalents and certificates of deposit currently on hand. As described in more detail in the Registrant's last Annual Report on Form 10-KSB, the Registrant presently anticipates that, unless there are unanticipated increases in expenses, its current funds will allow it to continue the current level of operations activities through the fiscal year ending October 31, 2003. Unless Registrant is able to generate adequate revenues from its activities, after such time (or prior to such time if operations or expenses exceed current levels significantly), Registrant will need to raise additional funds through debt or equity financing to continue operations. Registrant's ability to raise such additional capital at such time will depend on the prospects for the registrant's activities. There is no assurance that Registrant will be able to obtain the capital it requires to continue operations on terms and conditions acceptable to Registrant, even if the Registrant's exploration activities prove successful.

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

         In addition to continuing operations as described above, the Registrant continues its efforts exploring opportunities to merge or consolidate with another operating business, in an effort to reestablish a Nasdaq listing, to redirect operations, and/or to take advantage of the Registrant's status as a public entity. As previously disclosed, such efforts may lead to a change in business direction. While the Registrant has reviewed a number of potential opportunities over the past year, to date it has not entered into any agreements or arrangements to effect such changes.

Factors that May Affect Future Results

         THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. FORWARD-LOOKING STATEMENTS RELATE TO OUR FUTURE PLANS, OBJECTIVES, EXPECTATIONS, AND INTENTIONS. THESE STATEMENTS MAY BE RECOGNIZED BY THE USE OF WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "INTENDS," "PLANS," "SHOULD," "SEEKS," "ANTICIPATES," AND SIMILAR EXPRESSIONS. IN PARTICULAR, STATEMENTS REGARDING OUR ESTIMATED FUTURE OPERATIONAL EXPENSES, NEED FOR ADDITIONAL CAPITAL, AND POTENTIAL FUTURE BUSINESS OPPORTUNITIES ARE FORWARD-LOOKING STATEMENTS AND SUBJECT TO MATERIAL RISKS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH BELOW AND THE MATTERS SET FORTH IN THE REPORT GENERALLY. WE CAUTION THE READER, HOWEVER, THAT THIS LIST OF FACTORS IS NOT BE EXHAUSTIVE, PARTICULARLY WITH RESPECT TO FUTURE FACTORS. ANY FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE. WE UNDERTAKE NO RESPONSIBILITY TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

         Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following: Changes in company-wide strategies, which may result in changes in types or mix of business in which Registrant is involved or chooses to invest; changes in exploration related activities, changes in U.S, global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede Registrant's access to, or increase the cost of, external financing for its operations; legal and regulatory developments, such as regulatory actions affecting environmental activities; adverse weather conditions or natural disasters, such as hurricanes and earthquakes; and labor disputes, which may lead to increased costs or disruption of operations.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended April 30, 2002, Registrant held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         Charles Shannon, a director of the Registrant since 1979, died in March 2002. The Registrant's board of directors now has three directors and no current plans to fill the vacancy resulting from his death.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                             Location if other
           No.         Title of Document                    than attached hereto
         --------      -----------------                    --------------------

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

         (b)      Reports on Form 8-K
                  -------------------

         There were no reports on Form 8-K filed by the Registrant during the quarter ended April 30, 2002.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GOLD STANDARD, INC.


Date     June 13, 2002                    By:/s/Scott L. Smith
                                          -------------------------------------
                                          Scott L. Smith
                                          President and Chief Financial Officer