Form 10QSB
period 2002-07-31
GOLD STANDARD INC
filed 2002-09-16
CIK 42136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

         __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission File Number: 001-08397

                               GOLD STANDARD, INC.
        (Exact name of small business issuer as specified in its charter)

                           UTAH                              87-0302579
                  --------------------------           -------------------------
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

         The number of shares of the issuer's common stock outstanding as of September 16, 2002, is 1,269,885 shares.

                          PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       July 31, 2002 and October 31, 2001


                                                                         July 31, 2002               October 31, 2001
                                                                   ---------------------------   -------------------------
                                                                          (Unaudited)
                 ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                               $      1,031,091           $          59,548
     Certificates of deposit                                                                -                   1,354,112
     Accounts receivable                                                                  100                       7,512
     Accrued interest                                                                       -                       9,260
     Prepaid expenses                                                                   4,799                       5,476
                                                                   ---------------------------   -------------------------
                 TOTAL CURRENT ASSETS                                               1,035,990                   1,435,908

PROPERTY AND EQUIPMENT
     Equipment and leasehold
       improvements                                                                    11,003                      17,107
                                                                   ---------------------------   -------------------------
                                                                                       11,003                      17,107

OTHER ASSETS
     Investment in affiliate                                                                                       93,665
     Available for sale securities                                                    385,000
                                                                   ---------------------------   -------------------------
                                                                                      385,000                      93,665
                                                                   ---------------------------   -------------------------

                                                                             $      1,431,993           $       1,546,680
                                                                   ===========================   =========================

                 LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                                $          2,872           $           4,956
     Accrued liabilities                                                                  647                         647
     Income tax payable                                                                     -                         100
                                                                   ---------------------------   -------------------------
                 TOTAL CURRENT LIABILITIES                                              3,519                       5,703

STOCKHOLDERS' EQUITY
     Common stock                                                                       1,270                       1,270
     Additional paid-in capital                                                    13,314,437                  13,314,437
     Note receivable from related party
        for stock issued                                                             (136,379)                   (132,169)
     Accumulated deficit                                                          (12,042,189)                (11,642,561)
     Other comprehensive income                                                       291,335
                                                                   ---------------------------   -------------------------
                 TOTAL STOCKHOLDERS' EQUITY                                         1,428,474                   1,540,977
                                                                   ---------------------------   -------------------------
                                                                             $      1,431,993           $       1,546,680
                                                                   ===========================   =========================

          See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and nine month periods ended July 31, 2002 and 2001


                                                     Three months ended                        Nine months ended
                                                         July 31,                                   July 31,
                                               ---------------------------------     -----------------------------------
                                                   2002              2001                2002               2001
                                               --------------   ----------------     ---------------   -----------------
                                                (Unaudited)        (Unaudited)         (Unaudited)       (Unaudited)

INCOME FROM OPERATIONS                         $           -    $             -      $            -    $               -

EXPENSES

Depreciation                                             186              8,384               6,104               25,152
   Leasehold exploration
     and carrying costs                               78,602             58,689             208,036              221,287
   General and administrative:
     Legal                                             1,486             29,259              14,816               39,823
     Other                                            58,361             64,917             210,509              228,114
                                               --------------   ----------------     ---------------   -----------------
         NET LOSS FROM OPERATIONS                   (138,635)          (161,249)           (439,465)            (514,376)

OTHER INCOME (EXPENSES)
   Interest income                                     4,311             (6,129)             26,735               45,270
   Gain on sale of assets                             13,103                  -              13,103                    -
                                               --------------   ----------------     ---------------   -----------------

NET (LOSS)                                     $    (121,221)   $      (167,378)     $     (399,627)   $        (469,106)


OTHER COMPREHENSIVE INCOME
    Unrealized holding gain                          291,335                  -             291,335                    -
                                               --------------   ----------------     ---------------   -----------------

COMPREHENSIVE INCOME (LOSS)                    $     170,114    $      (167,378)     $     (108,292)   $        (469,106)
                                               ==============   ================     ===============   =================

Net income (loss) per common share             $       (0.10)   $         (0.13)     $        (0.31)   $           (0.37)
                                               ==============   ================     ===============   =================


          See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three and nine month periods ended July 31, 2002 and 2001


                                                     Three months ended                        Nine months ended
                                                         July 31,                                   July 31,
                                               ---------------------------------     -----------------------------------
                                                   2002              2001                2002               2001
                                               --------------   ----------------     ---------------   -----------------
                                                (Unaudited)        (Unaudited)         (Unaudited)       (Unaudited)

CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES
   Net income (loss)                           $    (121,221)   $      (167,378)     $     (399,627)   $        (469,106)
    Add (deduct) adjustments
     to cash basis:
       Depreciation                                      186              8,384               6,104               25,152
       Decrease (increase) in:
         Accrued interest                                  -             16,894               9,260               (3,289)
         Prepaid expenses                             (1,493)            (2,637)                677               (1,967)
         Accounts receivable                               -                  -               7,412                    -
       Increase (decrease) in:
         Accounts payable                             (1,708)             3,860              (2,085)               4,668
         Income tax payable                                -                  -                (100)                (100)
         Accrued liabilities                               -                  -                   -                 (445)
                                               --------------   ----------------     ---------------   -----------------

           NET CASH PROVIDED BY (USED
           IN) OPERATING ACTIVITIES                 (124,236)          (140,877)           (378,359)            (445,087)

CASH USED IN INVESTMENT
  ACTIVITIES
   Decrease (increase) in
    certificates of deposits                               -             (5,967)          1,354,112              (19,471)
   Equipment purchased                                     -                  -                   -               (1,091)
   Increase in note receivable                        (1,041)            (2,329)             (4,210)              (6,986)
                                               --------------   ----------------     ---------------   -----------------

           NET CASH USED IN
           INVESTMENT ACTIVITIES                      (1,041)            (8,296)          1,349,902              (27,548)

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                            (125,277)          (149,173)            971,543             (472,635)

CASH BALANCE AT BEGINNING
  OF PERIOD                                        1,156,368            255,444              59,548              578,906
                                               --------------   ----------------     ---------------   -----------------

CASH BALANCE AT END
  OF PERIOD                                    $   1,031,091    $       106,271      $    1,031,091    $         106,271
                                               ==============   ================     ===============   =================



          See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       July 31, 2002 and October 31, 2001
                                   (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company's accounting policies reflect industry practices and conform to generally accepted accounting principles. The following policies are considered to be significant:

         Financial Statements
         --------------------
         The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 2001, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at July 31, 2002, have been made. All such adjustments were of a normal, recurring nature.

         Principles of Consolidation
         ---------------------------
         The accompanying consolidated financial statements at July 31, 2002, include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions are eliminated.

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

         Investment in Mining Properties
         -------------------------------
         Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are put into production, sold or abandoned. As of July 31, 2002, there were no geological areas under production.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       July 31, 2002 and October 31, 2001
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loss Per Share
         --------------
         The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128) which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. The Company has common stock equivalents outstanding at July 31, 2002 in the form of stock warrants. These warrants were excluded in the calculations of diluted loss per share because their inclusion would have been anti-dilutive.

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

                                                             Years
                                                             -----
                Furniture and equipment                       3-7
                Transportation equipment                       5
                Leasehold improvements                    lease term

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       July 31, 2002 and October 31, 2001
                                   (Unaudited)


NOTE 3 - INVESTMENT IN AFFILIATE

         On April 26, 2002, Pan American Motorsports (PAM) agreed in principal with an unrelated third party, Queench, Inc., (Queench) to issue 7,000,000 shares of its stock. At the same time, the PAMS president sold 1,000,000 shares of PAMS stock to Queench. In addition, Gold Standard and its president and the PAMS president transferred voting rights for shares beneficially owned by each to Queench until April 26, 2004. As a result of these transactions, Gold Standard's ownership percentage in PAMS dropped to 11.6% effective with the closing date of the transactions of May 31, 2002. Gold Standard now accounts for its investment in PAMS under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. The aggregate fair value, cost basis and unrealized holding gain of Gold Standard's investment in PAMS is as follows:

                                                            July 31, 2002
                                                            -------------

                  Available for sale investment               $385,000

                  Cost basis                                  $ 93,000

                  Unrealized holding gain included in
                           other comprehensive income         $291,335


NOTE 4 - MINING PROPERTIES

         The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see
         Note 1). No development costs have been capitalized on these properties through July 31, 2002.

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long-term cash advances. As of July 31, 2002, the Company had receivables from these companies of $513,936, $2,567,923 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

         In January 2000 the Company president exercised options to purchase 100,000 shares of common stock at $1.50 per share. The shares were purchased with a non-interest bearing promissory note in the amount of $150,000. The note has been discounted at a rate of 6.21% and is due on January 18, 2004.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       July 31, 2002 and October 31, 2001
                                   (Unaudited)


NOTE 6 - NON-COMPENSATORY STOCK WARRANTS

         In connection with issuance of its common stock, the Company has issued warrants to outside parties for the purchase of additional shares at specified prices in the future. Unexercised warrants aggregate 46,875 shares at July 31, 2002. They carry a weighted average price of $12 per share and have a weighted average remaining life of .66 years.

NOTE 7 - WARRANTS ISSUED AS COMPENSATION

         The Company has issued compensatory stock warrants to officers, employees and consultants during the course of business. No compensation expense has been recorded for these warrants.

         Reported and pro forma net loss and loss per share for the period ended July 31, 2002 are as follows:

                           Net loss
                             As reported             $ (399,627)
                             Pro forma               $ (399,627)

                           Loss per share
                             As reported                   (.31)
                             Pro forma                     (.31)

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

         Stock warrant activity is summarized as follows:

                                                                        Avg.
                                                                      Exercise
                                                               Shares   Price
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
                                                              =======

         All 100,000 outstanding warrants at July 31, 2002 were exercisable at $1.75 per share and carried a weighted average remaining contractual life of .92 years.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       July 31, 2002 and October 31, 2001
                                   (Unaudited)


 NOTE 8 - INCOME TAXES

         The Company has significant net operating loss and net capital loss carry forwards which should give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

         The amounts and expiration dates of net operating loss carry forwards and investment tax credits at July 31, 2002 are detailed in the following summary:

                                   Federal            State             Net
                                 Net Operating     Net Operating       Capital
         Expiration Date            Loss             Loss               Loss
         ----------------        --------------   ----------------  -----------
         October 31, 2002        $           --   $           --    $    74,928
         October 31, 2003             1,441,272               --        101,409
         October 31, 2004               675,277               --             --
         October 31, 2005             1,106,261               --             --
         October 31, 2006               545,495               --             --
         October 31, 2007               478,137               --             --
         October 31, 2009               613,656               --             --
         October 31, 2010               124,338          124,138             --
         October 31, 2012                63,410           63,210             --
         October 31, 2013                    --          245,865             --
         October 31, 2014                    --          318,944             --
         October 31, 2015                    --          167,861             --
         October 31, 2016                    --          245,121             --
         October 31, 2018               246,157               --             --
         October 31, 2019               319,144               --             --
         October 31, 2020               168,061               --             --
         October 31, 2021               245,321               --             --
                                 --------------   --------------    -----------
                                 $    6,026,529   $    1,165,139    $   176,337
                                 ==============   ==============    ===========


NOTE 9 - CONCENTRATION OF CREDIT RISK

         The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. Uninsured balances totaled $931,091 at July 31, 2002.

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

Results and Plan of Operations

         No revenue was generated by Company operations during the nine-month periods ended July 31, 2002 and 2001.

         Exploration related expenses for the current three-month period ended July 31, 2002 were $78,602 compared to $58,689 for the three-month period ended July 31, 2001. Exploration related expenses for the current nine-month period ended July 31, 2002 were $208,036 compared to $221,287 for the nine-month period ended July 31, 2001. Unless exploration activities discover deposits with developmental potential or Registrant acquires new exploration opportunities, Registrant currently anticipates that exploration expenses will continue at the level experienced in the first nine months for the remainder of the current year.

         Registrant's general and administrative expenses, excluding legal expenses totaled $58,361 for the three-month period ended July 31, 2002 compared to $64,917 for the three-month period ended July 31, 2001. General and administrative expenses, excluding legal expenses totaled $210,509 for the nine-month period ended July 31, 2002 compared to $228,114 for the nine-month period ended July 31, 2001. The two most significant general and administrative expense categories during the nine-month period ended July 31, 2002 were (a) professional and consulting fees $37,124 ($44,963 in 2001) and (b) wages and salaries $117,000 ($117,000 in 2001). The balance of general and administrative expenses includes office supplies and expenses, office rent, travel, etc. Expenses for the remaining three months of the year, with the exception of professional and consulting fees should remain close to level in the first nine months of the year. With the completion of year-end accounting services, professional and consulting fees should decrease considerably during the remaining three months of the year. The Registrant's management has been conscientious in striving to control general and administrative expenses. The Registrant has no long-term debt and is expected to meet all of its obligations as they come due.

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

         None.

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

         99.1              Certification

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

         (b)      Reports on Form 8-K
                  -------------------

         There were no reports on Form 8-K filed by the Registrant during the quarter ended July 31, 2002.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GOLD STANDARD, INC.


Date     September 16, 2002             By:   /s/ Scott L. Smith
                                           -------------------------------------
                                           Scott L. Smith
                                           President and Chief Financial Officer



                                 CERTIFICATIONS

I, Scott L. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Gold Standard, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date     September 16, 2002             By:     /s/ Scott L. Smith
                                           -------------------------------------
                                           Scott L. Smith
                                           President and Chief Financial Officer