Form 10KSB
period 2002-10-31
GOLD STANDARD INC
filed 2003-01-29
CIK 42136

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended: October 31, 2002
                                    ----------------
                                       OR

         [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from -------------- to --------------

         Commission file number: 001-08397

                               GOLD STANDARD, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                     UTAH                                  87-0302579
         -------------------------------               ------------------
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               Identification No.)

          136 South Main Street, Suite 712, Salt Lake City, Utah 84101
          ------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number:  (801)328-4452

Securities registered under Section 12(b) of the Act:

         None

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

         YES       X         NO
                  -----            -------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.       [X]

         The issuer had no revenues for the fiscal year ended October 31, 2002.

         The aggregate market value of the voting and non-voting common equity of the issuer held by non-affiliates, based upon the average bid and asked price of the common stock on January 15, 2003 as reported by the OTC Bulletin Board was approximately $722,000. (Assumes affiliates include only officers, directors and persons known to the issuer to beneficially own 10% or more of the issuer's common stock.)

         The number of shares of the registrant's issuer's common equity outstanding as of January 15, 2003 was 1,269,858 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

Transitional Small Business Disclosure Format (check one):

         YES              NO     X
               ------          -------

                                     PART I

Item 1:  Description of Business.

         Gold Standard, Inc. was incorporated pursuant to the laws of the State of Utah on November 28, 1972, for the purpose of engaging in the exploration for, and the production and sale of, gold. Gold Standard, Inc. and its subsidiaries (the "Company") seek to acquire, lease and sell hard mineral properties and, if warranted, develop those properties which have the most economic potential. The Company also seeks opportunities for joint ventures or other financial arrangements with other companies to develop and/or operate the properties the Company controls. Presently, however, the Company is only an exploration-stage company conducting exploration activities on certain properties in Brazil. It has no development or other operations. There is no assurance that a commercially viable ore body (reserves) exists in any of the Company's properties.

         Since the 1994-1995 period, the Company has acquired certain mineral rights in the country of Brazil. Exploration activities in Brazil are carried on through the Company's wholly- owned Brazilian subsidiary, Gold Standard Minas, S.A. Gold Standard Minas is presently involved in active exploration programs in the Brazilian states of Sao Paulo, Parana and Mato Grasso. The Company anticipates that these Brazilian exploration activities will continue in 2003.

         To conduct its exploration activities in Brazil, Gold Standard Minas maintains offices in Curitiba, Parana. Gold Standard Minas has 10 employees consisting of senior and junior geologists, technicians, prospectors, clerical workers and laborers. All employees of Gold Standard Minas are Brazilian.

         The Company has two other subsidiaries, both of which are non-operating. Gold Standard South was organized for the purpose of carrying on a property acquisition and gold exploration program in the country of Uruguay. It ceased operations over the past few years. Tormin, S.A. at one time held certain mineral exploration concessions in Uruguay, but also ceased operations over the past few years.

         The Company did not engage in any material business transactions during the fiscal year ended October 31, 2002. For the past year, the Company has been exploring opportunities to merge or combine with another operating business in an attempt to diversify the Company's operations and capitalize on the Company's status as a public company. The Company currently intends to continue its efforts in this regard.

         The Company's offices are located in Salt Lake City, where it rents office space on a month to month basis. In addition to the President, the Company has two part-time employees located in Salt Lake City.

Item 2.  Description of Property.

         The Company's present holdings are five parcels in granted or priority status covering an aggregate of approximately 19,000 acres. The claims are located in the Brazilian states of Sao Paulo, Parana, and Mato Grasso.

         The properties are in the initial stages of development. Generalized reconnaissance, including rock sampling, stream sediment, soil geochemistry, ground geophysics and geologic mapping are being conducted at this time. The Company believes that if it locates reserves sufficient to justify commercial development, it will have rights under Brazilian mining law adequate to conduct such development.

Item 3.  Legal Proceedings.

         There are no material legal proceedings pending against or involving the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended October 31, 2002.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The common stock of the Company is quoted on the OTC Bulletin Board under the symbol GSTD.

         Market Prices and Bid Information for Common Stock
         --------------------------------------------------

         The following table sets forth, for the periods indicated, the high and low sales prices of the Company's common stock from the Nasdaq SmallCap Market until October 19, 2001 and the high and low bid information for the Company's common stock from OTC Bulletin Board for October 19, 2001 to October 31, 2002.

          Fiscal             Quarterly
           Year               Period                   High              Low
          ------             ---------                 ----              ---

          2002:            First Quarter              $0.79             $0.57
                           Second Quarter              1.06              0.75
                           Third Quarter               1.06              0.80
                           Fourth Quarter              0.70              0.55

          2001:            First Quarter              $4.25             $0.50
                           Second Quarter              2.25              1.09
                           Third Quarter               3.48              1.35
                           Fourth Quarter              2.48              0.51

         The bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         There were approximately 1,869 record holders of the Company's common stock as of January 24, 2003.

         The Company has not declared or paid any dividends with respect to its common stock during the past two years. The Company has no present intention to pay any such dividends in the foreseeable future due to its limited financial resources and the desire of the Company's management to reinvest most of whatever revenue it might obtain into additional properties and investments.

         Securities Authorized for Issuance under Equity Compensation Plans
         ------------------------------------------------------------------

         The following table summarizes the Company's outstanding common stock options, which options are held by three Company executives. The options are fully vested and expire July 1, 2003. The Company has no other equity compensation plans.

   Plan Category           (a) Number of               (b) Weighted-average            (c) Number of securities
                           securities to be issued     exercise price of               remaining available for
                           upon exercise of            outstanding options,            future issuance under equity
                           outstanding option,         warrants and rights             compensation plans
                           warrants and rights                                         (excluding securities
                                                                                       reflected in column(a))
Equity compensation                   None                           N/A                             None
plans approved by
security holders

Equity compensation                  80,000                         $1.75                            None
plans not approved by
security holders

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Introduction
         ------------

         The Company's business involves acquiring, exploring and, if warranted, developing gold mineralized properties. Presently, the Company is conducting only exploration activities.

         Results and Plan of Operations
         ------------------------------

         No revenue was generated by Company operations for the years ended October 31, 2002, 2001 and 2000.

         The Company has focused its exploration activities during the three years in the reporting period on its mineral holdings in South America, primarily Brazil. Exploration costs incurred at these locations are summarized as follows:

                                              Year Ended October 31,
                                        2002           2001             2000
                                     ----------     ----------       ----------

   South American Properties
     Brazil                          $  269,743     $  306,528       $  305,279
     Paraguay                                 -              -            5,998
                                     ----------     ----------       ----------
                                     $  269,743     $  306,528       $  311,277
                                     ==========     ==========       ==========

         Exploration costs in 2002, 2001 and 2000 have remained fairly stable. No exploration costs were incurred by the Company in Paraguay in 2002 or 2001.

         The Company has funded its operations through equity financing and with settlement proceeds from a lawsuit, all received prior to 1996. There has been no equity financing during the fiscal years 2002, 2001 and 2000. The Company does not anticipate receiving a material amount of operating revenue within the foreseeable future, and as such, the current trend in losses from operations is expected to continue. The Company's current business plans call for the continued exploration of potential mineral deposits in Brazil. Future operating losses will be funded through the cash, cash equivalents and certificates of deposit currently on hand.

         The most significant component of expenses which has contributed to the Company's net operating losses for the past three fiscal years is exploration (shown above). The Company's other general and administrative expenses have remained fairly constant for the past three years. The two most significant expense categories included in general and administrative expenses are (a) professional fees, and (b) wages and salaries. These two combined categories of expenses represented 76%, 72%, and 83%, of the total general and administrative expenses during the years ended October 31, 2002, 2001, and 2000 respectively. These two expense categories are further discussed as follows:

      a. The majority of professional fees included in general and administrative expenses are those of attorneys, consultants, auditors and accountants. During each of the three years in the period ended October 31, 2002, legal fees included in general and administrative expenses totaled $18,943 in 2002, $43,739 in 2001, $28,009 in 2000. Audit, accounting and outside consultants fees for the periods totaled $41,999 in 2002, $47,820 in 2002, and $53,356 in
            2000.

      b. Wages, exclusive of payroll taxes, were $156,000 in 2002, $156,000 in 2001, and $156,000 in 2000.

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

         Liquidity and Capital Resources
         -------------------------------

         Operations during 2002, 2001 and 2000 were funded from working capital. Working capital at October 31, 2002, 2001 and 2000 was $897,337, $1,430,204, and
$1,988,191, respectively.

         The Company's anticipated capital requirements for the current fiscal year is as follows:

                                                           2003
                                                        ---------
      Leasehold exploration and
        carrying costs                                  $ 250,000
      Other general and
        administrative expenses                           250,000

The Company has no material capital commitments or agreements which would require significant outlays of capital during fiscal 2003.

         Based on these estimated expenses, the Company anticipates its working capital at October 31, 2002 will be sufficient to fund its projected exploration activities in Brazil, and to maintain a level of corporate operations comparable with the past several years, for the next 12 months. This estimate, however, assumes that expenses will continue at levels experienced in the past. Developments may cause an increase in expenses that may shorten the period in which the Company can continue to operate without seeking additional funding. For example, the Company may decide to develop mining properties based on the results of its exploration activities. Alternatively, the Company could incur expenses associated with a merger or other transaction designed to diversify its operations as describe in Item 1 above. The Company hopes to increase its working capital during through the sale of its available-for-sale securities, but there is no assurance the Company will be successful in completing such sale or that it would realize the carrying value of its available-for-sale securities upon a sale.

         If the Company determines to continue operations beyond that which can be supported with its current working capital, it will need to obtain additional funding. The Company has no immediate plans to seek significant funding during 2003 either through equity offerings or debt financing. There is no assurance that when the Company seeks such funding it will be able to obtain such funding on terms and conditions acceptable to the Company or at all.

         Inflation
         ---------

         The impact of inflation on the Company's operations will vary. The future price of gold, and the level of future interest rates could directly affect the Company's share of any future operating revenue. Lower interest rates and higher gold prices may enhance the value of the Company's holdings.

         Because the Company does not have a source of revenue, serious increases in inflation could increase the Company's general and administrative expenses and make it difficult to remain within its budget. However, the inflation rate has remained relatively low, with only a minor impact on the Company during 2002, 2001 and 2000. Management does not anticipate material increases in the inflation rate during the immediate future.

         Environmental Rules and Regulations
         -----------------------------------

         The Company is not aware of any noncompliance with environmental rules and regulations, nor has the Company been cited by any local, state or national agency either in the United States or South America for noncompliance with environmental rules and regulations. The Company is not aware of any potential reclamation costs in any of the areas in which it has conducted exploration.

         Forward-Looking Statements
         --------------------------

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward- looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond the Company's control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Item 7.  Financial Statements.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Gold Standard, Inc.

We have audited the accompanying consolidated balance sheets of Gold Standard, Inc. and Subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended October 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gold Standard, Inc. and Subsidiaries as of October 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years ended October 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.


FOOTE, PASSEY, GRIFFIN & CO., LC

January 6, 2003


                      GOLD STANDARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   October 31,

                                                                2002                  2001
                                                         ---------------        ---------------
-----------------------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                $       893,021        $        59,548
Certificates of deposit                                                -              1,354,112
Accounts receivable                                                  100                  7,512
Accrued interest                                                       -                  9,260
Prepaid expenses                                                   7,369                  5,476
                                                         ---------------        ---------------

Total current assets                                             900,490              1,435,908
                                                         ---------------        ---------------

PROPERTY AND EQUIPMENT, at cost
Furniture and equipment                                          119,213                115,703
Transportation equipment                                         132,999                164,341
Leasehold improvements                                             3,201                  3,201
                                                         ---------------        ---------------
                                                                 255,413                283,245
Less accumulated depreciation                                    239,683                266,137
                                                         ---------------        ---------------

                                                                  15,730                 17,108
                                                         ---------------        ---------------

OTHER ASSETS
Available for sale securities                                    283,616                      -
Investment in affiliate                                                -                 93,665
                                                         ---------------        ---------------

                                                         $     1,199,836        $     1,546,681
                                                         ===============        ===============

                       LIABILITIES AND STOCKOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                         $         2,406        $         4,956
Accrued liabilities                                                  647                    648
Income taxes payable                                                 100                    100
                                                         ---------------        ---------------

Total current liabilities                                          3,153                  5,704
                                                         ---------------        ---------------

STOCKHOLDERS' EQUITY
Common stock - authorized 100,000,000 shares
   of $.001 par value; issued and outstanding,
   1,269,858 shares in 2002 and 2001                               1,270                  1,270
Additional paid in capital                                    13,314,438             13,314,438
Other comprehensive income                                       189,951                      -
Notes receivable from related party for stock issued            (137,270)              (132,169)
Accumulated deficit                                          (12,171,706)           (11,642,562)
                                                         ----------------       ---------------

Total stockholders' equity                                     1,196,683              1,540,977
                                                         ---------------        ---------------

                                                         $     1,199,836        $     1,546,681
                                                         ===============        ===============


        The accompanying notes are an integral part of these statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Years ended October 31,

                                                                    2002                  2001                 2000
                                                              ----------------      ---------------      ---------------
REVENUE                                                       $              -      $             -      $             -
                                                              ----------------      ---------------      ---------------

EXPENSES
General and administrative
   Legal Fees                                                           18,943               43,739               28,009
   Other                                                               273,632              299,816              300,709
Leasehold exploration and carrying costs                               269,743              306,528              311,277
Depreciation and amortization                                           10,348               27,976               36,439
                                                              ----------------      ---------------      ---------------

                                                                       572,666              678,059              676,434
                                                              ----------------      ---------------      ---------------

Net loss from operations                                              (572,666)            (678,059)            (676,434)
                                                              ----------------      ---------------      ---------------

OTHER INCOME (EXPENSE)
Interest Income                                                         28,144              100,987              163,826
Loss from equity investment                                                  -             (101,238)             (85,055)
Gain on disposal of equipment                                           15,478                    -                   83
                                                              ----------------      ---------------      ---------------

                                                                        43,622                 (251)              78,854
                                                              ----------------      ---------------      ---------------

Net loss before income taxes                                          (529,044)            (678,310)            (597,580)

Income tax expense                                                         100                  100                  100
                                                              ----------------      ---------------      ---------------

NET LOSS                                                              (529,144)            (678,410)            (597,680)

OTHER COMPREHENSIVE INCOME
Unrealized holding gain                                                189,951                    -                    -
                                                              ----------------      ---------------      ---------------

COMPREHENSIVE LOSS                                            $       (339,193)     $      (678,410)     $      (597,680)
                                                              ================      ===============      ===============

Basic and diluted earnings per share
   Net loss per share                                         $          (0.42)     $         (0.53)     $         (0.48)
                                                              ================      ===============      ===============


Weighted average number of  shares outstanding                       1,269,858            1,269,858            1,251,228
                                                              ================      ===============      ===============


        The accompanying notes are an integral part of these statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years Ended October 31, 2002, 2001 and 2000

                             Common Stock                                            Note
                        ---------------------                                      Receivable
                          Number      $.001       Additional       Other         From Related                            Total
                           of          Par         Paid - in     Comprehensive     Party for        Accumulated       Stockholders'
                         Shares        Value        Capital        Income        Stock Issued         Deficit            Equity
                        ----------  ----------  --------------   -------------  --------------    ---------------    --------------
 Balance at
  October 31, 1999       1,169,858  $    1,170  $   13,197,456   $           -   $           -    $   (10,366,472)   $    2,832,154

Net Loss                         -           -               -               -               -           (597,680)         (597,680)

Stock issued for
  note receivable          100,000         100         129,219               -        (129,319)                 -                 -

Accretion of
  imputed
  interest of 6.21%              -           -               -               -          (8,031)                 -            (8,031)
                        ----------  ----------  --------------   -------------  --------------    ---------------    --------------

Balance at
  October 31, 2000       1,269,858       1,270      13,326,675               -        (137,350)       (10,964,152)        2,226,443

Net Loss                         -           -               -               -               -           (678,410)         (678,410)

Adjustment to
  discounted note                -           -         (12,237)              -          12,237                  -                 -

Accretion of
  imputed
  interest of 6.21%              -           -               -               -          (7,056)                 -            (7,056)
                        ----------  ----------  --------------   -------------  --------------    ---------------    --------------

Balance at
  October 31, 2001       1,269,858       1,270      13,314,438               -        (132,169)       (11,642,562)        1,540,977

Net Loss                         -           -               -               -               -           (529,144)         (529,144)

Unrealized holding
  gain                           -           -               -         189,951               -                  -           189,951

Accretion of
  imputed
  interest of 6.21%              -           -               -               -          (5,101)                 -            (5,101)
                        ----------  ----------  --------------   -------------  --------------    ---------------    --------------

Balance at
  October 31, 2002       1,269,858  $    1,270  $   13,314,438   $     189,951   $    (137,270)   $   (12,171,706)   $    1,196,683
                        ==========  ==========  ==============   =============  ==============    ===============    ===============


        The accompanying notes are an integral part of these statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Years ended October 31,


                                                                    2002                 2001               2000
                                                               -------------        -------------      -------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net loss                                                    $    (529,144)       $    (678,410)     $    (597,680)
   Adjustments to reconcile net loss to
     net cash and cash equivalents used in
     operating activities:
       Accretion of discount on note receivable                       (5,101)              (7,056)            (8,031)
       Depreciation and amortization                                  10,348               27,976             36,439
       Loss from equity investment                                         -              101,238             85,055
       Gain on disposal of equipment                                 (15,478)                   -                (83)
     Decrease (increase) in assets:
       Accounts receivable                                             7,412                 (520)                 -
       Accrued interest                                                9,260                1,768             (1,836)
       Prepaid expenses                                               (1,893)               4,165              2,441
       Deposits                                                            -                    -                690
     (Decrease)  increase in liabilities:
       Trade accounts payable                                         (2,550)               2,533             (7,207)
       Accrued liabilities                                                (1)                (150)            (3,378)
                                                               -------------        -------------      -------------

       Net cash used in operating activities                        (527,147)            (548,456)          (493,590)
                                                               -------------        -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from certificates of deposit                           1,354,112               30,832                  -
   Proceeds from disposal of equipment                                21,883                    -                390
   Purchase of certificate of deposit                                      -                    -           (100,519)
   Property and equipment purchased                                  (15,375)              (1,734)              (632)
                                                               -------------        -------------      -------------

       Net cash provided by (used in)
         investing activities                                      1,360,620               29,098           (100,761)
                                                               -------------        -------------      -------------



                                   (Continued)

                      GOLD STANDARD, INC. AND SUBSIDIARIES

                             Years ended October 31,


                                                                    2002                 2001               2000
                                                               -------------        -------------      -------------

       Net increase (decrease) in cash and
         cash equivalents                                      $     833,473        $    (519,358)     $    (594,351)

Cash and cash equivalents at beginning of year                        59,548              578,906          1,173,257
                                                               -------------        -------------      -------------

Cash and cash equivalents at end of year                       $     893,021        $      59,548      $     578,906
                                                               =============        =============      =============

Supplemental disclosures of cash flows information
--------------------------------------------------

Cash paid during the year for:

     Interest                                                  $           -        $           -      $           -
     Income taxes                                              $         100        $         100      $         100

Non-cash transactions:

In 2002, Gold Standard's ownership percentage in Pan American Motorsports dropped from 21% to 11.6% as a result of the issuance of additional shares. The investment of $93,665 at October 31, 2001, is now accounted for under FASB 115 and is classified as available for sale securities. The balance of $283,616 at October 31, 2002 includes an unrealized holding gain of $189,951.

In 2000, the president of the Company exercised his option to purchase 100,000 shares of common stock in exchange for a non interest bearing note in the amount of $150,000 due in 2004. The note was discounted at a rate of 6.21%. Accretion on the discount totaled $5,101 in 2002, $7,056 in 2001, and $8,031 in 2000.



        The accompanying notes are an integral part of these statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 2002

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

                                   (Continued)

         3. Investment in Mining Properties
            -------------------------------

         Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned. As of October 31, 2002 there were no geologic areas under production.

         4. Loss Per Share
            --------------

         The Company applies Statements of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128) which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. The Company had common stock equivalents outstanding at October 31, 2002, 2001 and 2000 in the form of stock warrants (Notes E and F). These warrants were excluded in the calculations of diluted loss per share during the years ended October 31, 2002, 2001 and 2000 because their inclusion in those calculations would have been anti-dilutive.

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

                                   (Continued)

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

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addressed the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company does not expect the adoption of SFAS No. 141 to have a material effect on the results of operations or statements of financial position of the Company.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets which addressed financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for

                                   (Continued)
         impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003, with early adoption permitted at the beginning of our fiscal year 2002. Impairment losses for goodwill and indefinite life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to provisions of SFAS No. 142. The Company does not expect the adoption of SFAS No. 142 to have a material effect on the results of operations or statements of financial position of the Company.

NOTE B - INVESTMENT IN AFFILIATE

       On April 26, 2002, Pan American Motorsports (PAMS) agreed in principal with an unrelated third party, Queench, Inc., (Queench) to issue 7,000,000 shares of its stock to unrelated parties in exchange for cash. At the same time, the PAMS president sold 1,000,000 shares of PAMS stock to Queench. In addition, Gold Standard and its president and the PAMS president transferred voting rights for shares beneficially owned by each to Queench until April 26, 2004. As a result of these transactions, Gold Standard's ownership percentage in PAMS dropped to 11.6% effective with the closing date of the transactions of May 31, 2002. Gold Standard now accounts for its investment in PAMS under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. The aggregate fair value, cost basis and unrealized holding gain of Gold Standard's investment in PAMS at October 31, 2002, is as follows:

         Available for sale investment                       $ 283,616

         Cost basis                                             93,665
                                                             ---------

         Unrealized holding gain included in
              other comprehensive income                     $ 189,951
                                                             =========

         As of October 31, 2001, the Company held a 21.6% investment in Pan American Motor Sports (PAMS). The Company previously accounted for this investment using the equity method. During 2001 and 2000 management adjusted the investment in PAMS to its estimated net realizable value.

                                   (Continued)

       The Company's investment in PAMS is as follows at October 31, 2001:

          Investment in PAMS at beginning of year                     $ 194,903
          Recognition of Company's share of losses for the year          (7,573)
          Valuation adjustment                                          (93,665)
                                                                      ---------

          Investment in PAMS at end of year                           $  93,665
                                                                      =========

       The following is summarized financial information for the Company's equity investment as of October 31:

                                                           2001                      2000
                                                  -----------------------  ---------------------------
                                                     Gold                     Gold
                                                   Standard                  Standard
                                                     Total       Amount       Total             Amount
                                                 ------------- ---------  -------------       ---------
                                                       (Unaudited)

           Current assets                         $    1,032     $     223   $   13,035      $    2,821
           Other assets                               23,009         4,979       26,316           5,695
           Current liabilities                      (454,939)      (98,455)    (435,256)        (94,195)
                                                  ----------     ---------   ----------      ----------

             Net assets (deficit)                 $ (430,898)    $ (93,253)  $ (395,905)     $  (85,679)
                                                  ==========     =========   ==========      ==========

           Total revenue                          $    3,881     $     840   $  162,242      $   35,111
           Loss before income taxes
             and discontinued operations          $ (144,460)    $ (31,263)  $ (369,674)     $  (71,966)
           Net loss                               $ (144,460)    $ (31,263)  $ (369,774)     $  (71,985)

NOTE C - MINING PROPERTIES

         During the reporting periods, the Company held directly or through its subsidiaries, mineral and exploration rights to property located in the Dugway region of western Utah, southern Uruguay and Brazil. All exploration costs associated with these activities during the three years ended October 31, 2002 have been charged to operations as incurred. No development costs have been capitalized on these properties through October 31, 2002.

NOTE D - RELATED PARTY TRANSACTIONS

         The Company has made unsecured, non-interest bearing, long-term cash advances to its subsidiaries to fund exploration projects. These advances are eliminated in consolidation. Amounts due from the Company's subsidiaries as of October 31, are as follows:

                                           2002            2001          2000
                                       ------------    ----------    -----------

         Gold Standard South           $    513,936    $  513,936    $   513,936
         Gold Standard Minas, S.A.        2,638,444     2,381,058      2,054,744
         Tormin S.A.                        270,360       270,360        270,360

         On January 18, 2000, the president of the Company exercised an agreement to purchase 100,000 shares of common stock in exchange for a non interest bearing note in the amount of $150,000. The note has been discounted at a rate of 6.21% and is due on January 18, 2004.

NOTE E - NON-COMPENSATORY STOCK WARRANTS

         In connection with issuance of its common stock, the Company has issued warrants to outside parties for the purchase of additional shares at specified prices in the future. Unexercised non-compensatory warrants to these parties aggregate 46,875 shares at October 31, 2002. They carry a weighted average price of $12 per share and have a weighted average remaining life of .41 years.

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

         In 2000, the Company elected to cancel 100,000 warrants previously issued to officers, employees and consultants. Accordingly, the cumulative effect of this election resulted in a pro forma loss reduction of $156,250 in that year.

                                   (Continued)

         Reported and proforma net loss and loss per share for the years ended October 31, are as follows:

                                    2002           2001            2000
                                 ----------    -----------     -----------
         Net loss
            As reported         $  (529,144)   $  (678,410)    $  (597,680)
            Pro forma              (529,144)      (678,410)       (441,430)
         Loss per share
            As reported         $      (.42)   $      (.53)    $      (.48)
            Pro forma                  (.42)          (.53)           (.35)

         The pro forma effect on net loss for 2002, 2001 and 2000 may not be representative of the pro forma effect on net income or loss for future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to warrants granted prior to January 1, 1995.

         The weighted-average fair values at date of grant for compensatory warrants granted in 1999 were estimated using the Black-Scholes option-pricing model, based on the following assumptions: (i) no expected dividend yields; (ii) expected volatility rates of 110%; (iii) expected weighted average lives of 3.67 years; and (iv) a weighted-average risk-free interest rate of 5.78%. No compensatory warrants were granted in 2002, 2001 and 2000.

         Stock warrant activity is summarized as follows:

                                                  2002                      2001                      2000
                                         ----------------------    ----------------------      ---------------------
                                                       Weighted                  Weighted                   Weighted
                                                        Average                   Average                    Average
                                                       Exercise                  Exercise                   Exercise
                                          Shares       Price        Shares       Price           Shares      Price
                                         --------- ------------    ---------  -----------      ---------  ----------
           Warrants outstanding
               beginning of period         100,000      $  1.75      100,000    $  1.75         200,000      $  1.75
           Granted                               -            -            -          -               -            -
               Canceled or expired         (20,000)           -            -    $     -        (100,000)     $  1.75
                                           -------                   -------                   --------
           Warrants outstanding
               and exercisable,
               end of period                80,000      $  1.75      100,000    $  1.75         100,000      $  1.75
                                           =======                   =======                   ========

         All 80,000 outstanding warrants at October 31, 2002 were exercisable at $1.75 per share and carried a weighted average remaining contractual life of .67 years.

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

         There are no other significant timing differences which arise from recognizing income and expense in different periods for financial and tax reporting purposes. The Company's gross deferred tax asset attributable to the net operating loss and net capital loss carryforwards and the associated valuation allowance is summarized as follows at October 31:

                                                   2002             2001         2000
                                                -----------   ------------   ------------

           Total deferred tax asset (based
           on net operating loss and
           capital loss carryforwards)          $ 2,241,174   $ 2,176,053    $  2,137,614
               Less valuation allowance          (2,241,174)   (2,176,053)     (2,137,614)
                                                -----------   -----------    ------------

               Net deferred tax asset           $         -   $         -    $          -
                                                ===========   ===========    ============


         The amounts and expiration dates of net operating loss and capital loss carryforwards at October 31, 2002, are detailed in the following summary:

                                   Federal          State               Net
           Net Operating        Net Operating    Net Operating        Capital
          Expiration Date            Loss            Loss               Loss
          ---------------       -------------    -------------      ----------

          October 31, 2003        $ 1,441,272    $          -       $  101,409
          October 31, 2004            675,277               -                -
          October 31, 2005          1,106,261               -                -
          October 31, 2006            545,495               -                -
          October 31, 2007            478,137               -                -
          October 31, 2009            613,656               -                -
          October 31, 2010            124,338         124,138                -
          October 31, 2012             63,410          63,210                -
          October 31, 2013                  -         245,957                -
          October 31, 2014                  -         318,944                -
          October 31, 2015                  -         167,861                -
          October 31, 2016                  -         238,283                -
          October 31, 2017                  -         259,562                -
          October 31, 2018            246,157               -                -
          October 31, 2019            319,144               -                -
          October 31, 2020            168,061               -                -
          October 31, 2021            238,483               -                -
          October 31, 2022            259,762               -                -
                                -------------    ------------       ----------

                                $   6,279,453    $  1,417,955       $  101,409
                                =============    ============       ==========

NOTE H - CONCENTRATIONS OF CREDIT RISK

         The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. Uninsured balances totaled $786,066 at October 31, 2002.

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

         The Company has had no revenues during the three years ended October 31, 2002. The following table presents property and equipment, net of accumulated depreciation and amortization, based upon the location of the asset:

                                                    2002              2001
                                              ---------------    --------------

               United States                  $           932    $        4,571
               South America                           14,798            12,536
                                              ---------------    --------------

                                              $        15,730    $       17,107
                                              ===============    ==============

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

       Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Directors and Executive Officers of the Company
         -----------------------------------------------

         The following table sets forth certain information concerning the directors and executive officers of the Company.

                                                                                      Officer/
                                                                                      Director
    Name             Age                    Position                                   Since
    ----             ---                    --------                                  --------
Scott L. Smith       76      Chairman of the Board, President, Principal                1972
                             Executive Officer, Treasurer, Principal Financial
                             Officer and Chief Accounting Officer
Bret C. Decker       48      Director, Vice President, Secretary                        1996
Gerald L. Sneddon    72      Director                                                   1996
Nilton P. Franke     48      Vice President                                             1997


         No family relationship exists among any of the directors or officers. All directors hold office until the next Annual Meeting of shareholders and until their successors are duly elected and qualified. The Company's Board of Directors has no committees. Officers serve at the pleasure of the Board of Directors.

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

         Gerald L. Sneddon. Mr. Sneddon is a mining engineering consultant. He is also a director for two gold mining companies, Glamis Gold, Ltd. (a Nevada-based company listed on the New York Stock Exchange) and Chesapeake Gold Corp. (a Canadian company listed on the TSX Venture Exchange). Mr. Sneddon previously served as an Executive Vice President of MK Gold Corporation for more than five years.

         Nilton P. Franke. Mr. Franke has been a full-time geologic consultant to the Company for the past five years. He is the president of the Company's subsidiary company in Brazil, Gold Standard Minas, S.A. He was appointed to serve as the Company's Vice-President - Exploration in 1997.

       Employment Agreements
       ---------------------

         All officers of the company are "at-will" employees, except for Scott Smith. The Company has a five year employment agreement with Mr. Smith, which agreement began August 15, 2000. The agreement provides for an annual salary of $85,000, with an increase in the second year and fourth year of $1,000 per month, or such larger increases as determined by the Board of Directors in its discretion. Under the agreement, Mr. Smith may be terminated only for certain defined causes. The agreement also includes a covenant not to compete.

       Section 16(a) Beneficial Reporting Compliance
       ---------------------------------------------

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

         Based solely on a review of the copies of such forms furnished to the Company or written representations from certain persons, the Company believes that during the Company's 2002 fiscal year, all filing requirements applicable to its officers, directors and ten-percent owners of the Company were met by such persons.

Item 10. Executive Compensation.

       Compensation of Executive Officers
       ----------------------------------

         The following table sets forth information concerning all cash compensation paid by the Company for services in all capacities to the Company's Principal Executive Officer during the three-year period ended October 31, 2002. The Company has no other officers whose total cash compensation exceeded $100,000 for the year. The Company has no plans that will require the Company to contribute to or to provide pension, retirement or similar benefits to directors or officers of the Company.

                           Summary Compensation Table



                                               Annual Compensation                 Long Term Compensaton              All Other
                                                                                                                       Compen-
                                                                                                                      sation(1)
                                                                                      Awards             Pay-outs
                                                                              ----------------------     --------
         Name                                                    Other        Restricted
         and                                                     Annual        Stock        Options/      LTIP
       Position             Year          Salary      Bonus    Compensation     Awards        SARs       Pay-outs
       --------             ----          ------      -----    ------------   ----------    --------     --------     ---------
Scott L. Smith,            Fiscal        $80,000       -0-        -0-           -0-           -0-         -0-              -0-
Chairman and                2002
President
                           Fiscal        $80,000       -0-        -0-           -0-           -0-         -0-              -0-
                            2001

                           Fiscal        $80,000       -0-        -0-           -0-           -0-         -0-              -0-
                            2000

                        =======================================================================================================

       Options Grants in Last Fiscal Year
       ----------------------------------

       The Company granted no options during the last fiscal year.

       Compensation of Directors
       -------------------------

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following tables set forth certain information as of January 15, 2002 regarding beneficial ownership of the Company's Common Stock, by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Stock is considered "beneficially owned" by a person if such person, directly or indirectly, through any contract, arrangement, understanding or otherwise, has or shares: (i) voting power for the stock; and/or (ii) investment power for the stock (including the power to dispose of the stock). Such "beneficial ownership" also includes stock that a person has the right to acquire within 60 days of January 15, 2002. Unless otherwise indicated, to the knowledge of the Company the persons or entities named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them, subject to applicable community property laws. The percentage ownership for each person is calculated based on the total outstanding shares as of January 15, 2002 (1,269,858) and assuming that all the stock that could be acquired by that person within 60 days, by option exercise or otherwise, has in fact been acquired and that no other shareholder has exercised a similar right to acquire additional shares.

                              Name and Address of                        Amount and Nature of                   Percent
Class                         Beneficial Owner                           Beneficial Ownership                  of Class
-----                         ----------------                           --------------------                  --------
Common                        Scott L. Smith                                  154,696(1)                          12.2%
                              4931 Marilyn Drive
                              Salt Lake City, Utah

Common                        FCMI Financial Corporation                      152,093(2)                          11.5%
                              347 Bay Street, Second Floor
                              Toronto, Ontario

Common                        Sun Valley Gold, LLC                             92,769                              7.3%
                              620 Sun Valley Road
                              Sun Valley, ID 83353

Common                        Continental Casualty Co./CNA                     82,813(3)                           6.5%
                              Financial Corporation/Loews
                              Corporation
                              CNA Plaza,
                              Chicago, IL 60685

Common                        Nilton P. Franke                                 40,000(4)                           3.1%
                              Rua Tibagi, 294-Jala 1003
                              Curitiba, PR, Brazil

Common                        Bret C. Decker                                   20,000(5)                           1.6%
                              6071 Linden Way
                              Salt Lake City, UT 84121

Common                        Gerald L. Sneddon                                20,000(6)                           1.6%
                              351 East Curling
                              Boise, ID 83702

Common                        All directors and executive                     234,696(1)(4)(5)(6)                 17.4%
                         officers (5 persons) as a Group

         (1) President, Treasurer, and Chairman of the Company. Includes: (i) 143,751 shares held directly; and (ii) 10,945 shares held in the name of Mr. Smith's spouse.

         (2) Beneficial owner. Includes: (i) 105,218 shares held directly; and
(ii) warrants that are currently exercisable to purchase 46,875 shares of the Company Common Stock (expiring March 31, 2003). Mr. Albert D. Friedberg is the president of FCMI Financial Corporation, which is controlled by Mr. Friedberg and owned by Mr. Friedberg and members of his immediate family.

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

         (5) Vice President, Secretary, and Director of the Company. Includes warrants that are currently exercisable to purchase 20,000 shares of Company Common Stock.

         (6) Director of the Company. Includes warrants that are currently exercisable to purchase 20,000 shares of Company Common Stock.

Item 12.  Certain Relationships and Related Transactions.

         The Company currently holds a promissory note for $150,000 from Scott Smith, given by Mr. Smith in connection with the exercise of a stock option for 100,000 shares of Company stock on January 18, 2001. The note is non-recourse, interest free, due in a single payment on January 17, 2004, and secured by a pledge of the option shares acquired with the note. No other director or executive officer was indebted to the Company during the 2002 fiscal year or involved in any financial transaction with the Company.

         For a description of the compensation arrangements between the Company and its officers and directors, see "Compensation of Executive Officers," "Compensation of Directors," and "Employment Agreements" above.

Item 13.  Exhibits and Reports on Form 8-K

         (a) The following Exhibits are attached hereto or incorporated herein by reference as indicated in the table below:

Exhibit                                                     Location if other
    No.       Title of Document                            than attached hereto
---------     -----------------------                     ----------------------
3.01*         Articles of Incorporation                    1999 Form 10-K
                                                           Exhibit 3.01
3.02*         Amended Bylaws                               2000 Form 10-KSB
                                                           Exhibit 3.02
10.01*#       Employment Agreement for Scott Smith         1999 Form 10-K
                                                           Exhibit 10.01
10.02*#       Form of Warrant Grant for Directors          1999 Form 10-K
                                                           Exhibit 10.02
11            Computation of Earnings Per Share
21            Subsidiaries of the Company                  1999 Form 10-K
                                                           Exhibit 21
99.1          Certification
------------------
* Denotes exhibits specifically incorporated in this Form 10-KSB by reference to other filings of the Company pursuant to the provisions of Securities and Exchange Commission Rule 12b-32 and Regulation S-B, Item 10(f)(2). These documents are located under File No. 33-17286 at, among other locations, the Securities and Exchange Commission, Public Reference Branch, 450 5th St., N.W., Washington, D.C. 20549.

# Identifies management or compensatory plans, contracts, or arrangements.

       (b) The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.

Item 14.  Controls and Procedures

         As of January 23, 2003, an evaluation was performed by the Company's management, including the CEO and one of its vice-presidents, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective as of January 23, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to that date.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GOLD STANDARD, INC.

Date January 29, 2003                       /s/ SCOTT L. SMITH
                                            ------------------------------------
                                            Scott L. Smith, President

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

Date: January 29, 2003                      /s/ BRET C. DECKER
                                            ------------------------------------
                                            Bret C. Decker, Director

Date: January __, 2003
                                            ------------------------------------
                                            Gerald L. Sneddon, Director

Date: January 29, 2003                      /s/ SCOTT L. SMITH
                                            ------------------------------------
                                            Scott L. Smith, President, Chief
                                            Financial Officer and Director
                                            (principal executive, financial and
                                            accounting officer)

                                  CERTIFICATION
                                  -------------

I, Scott L. Smith, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Gold Standard, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 29, 2003                      /s/ SCOTT L. SMITH
                                            ------------------------------------
                                            Scott L. Smith, President and Chief
                                            Financial Officer