Form 10QSB
period 2003-01-31
GOLD STANDARD INC
filed 2003-03-17
CIK 42136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2003

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

         The number of shares of the issuer's common stock outstanding as of March 14, 2003, is 1,269,885 shares.

                          PART I. FINANCIAL INFORMATION


Item 1 - Financial Statements



                      GOLD STANDARD, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        FOR INCLUSION IN QUARTERLY REPORT
                                 ON FORM 10-QSB


Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements




                                January 31, 2003

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      January 31, 2003 and October 31, 2002


                                                                        January 31, 2003             October 31, 2002
                                                                   ---------------------------   -------------------------
                                                                          (Unaudited)
                 ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                     $                  754,775    $                893,021
     Accounts receivable                                                                  100                         100
     Prepaid expenses                                                                   3,916                       7,369
                                                                   --------------------------    ------------------------
                 TOTAL CURRENT ASSETS                                                 758,791                     900,490

PROPERTY AND EQUIPMENT
     Equipment and leasehold
       improvements                                                                    14,658                      15,730
                                                                   --------------------------    ------------------------
                                                                                       14,658                      15,730

OTHER ASSETS
     Available for sale securities                                                    283,616                     283,616
                                                                   --------------------------    ------------------------
                                                                                      283,616                     283,616
                                                                   --------------------------    ------------------------

                                                                   $                1,057,065    $              1,199,836
                                                                   ==========================    ========================

                 LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                                      $                    1,958    $                  2,406
     Accrued liabilities                                                                  647                         647
     Income tax payable                                                                   100                         100
                                                                   --------------------------    ------------------------
                 TOTAL CURRENT LIABILITIES                                              2,705                       3,153

STOCKHOLDERS' EQUITY
     Common stock                                                                       1,270                       1,270
     Additional paid-in capital                                                    13,314,438                  13,314,438
     Other comprehensive income                                                       189,951                     189,951
     Note receivable from related party
        for stock issued                                                             (138,010)                   (137,270)
     Accumulated deficit                                                          (12,313,289)                (12,171,706)
                                                                   --------------------------    ------------------------
                 TOTAL STOCKHOLDERS' EQUITY                                         1,054,360                   1,196,683
                                                                   --------------------------    ------------------------
                                                                   $                1,057,065    $              1,199,836
                                                                   ==========================    ========================

          See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               Three month periods ended January 31, 2003 and 2002

                                                                              Three months ended
                                                                                  January 31,
                                                                   ----------------------------------------
                                                                        2003                     2002
                                                                   ---------------         ----------------
                                                                    (Unaudited)               (Unaudited)

INCOME FROM OPERATIONS                                             $             -         $              -

EXPENSES
  Depreciation                                                               1,071                    2,959
  Leasehold exploration
    and carrying costs                                                      77,510                   62,324
  General and administrative:
    Legal                                                                      629                    1,958
    Other                                                                   64,757                   66,000
                                                                   ---------------         ----------------
        NET INCOME/(LOSS) FROM OPERATIONS                                 (143,967)                (133,241)

OTHER INCOME (EXPENSES)
  Interest income                                                            2,384                   17,579
  Miscellaneous income                                                           -                        -
                                                                   ---------------         ----------------

                         NET INCOME/(LOSS)                         $      (141,583)        $       (115,662)
                                                                   ===============         ================


Net income/(loss) per common share                                 $         (0.11)        $          (0.09)
                                                                   ===============         ================



          See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three month periods ended January 31, 2003 and 2002

                                                                             Three months ended
                                                                                 January 31,
                                                                   -----------------------------------------
                                                                        2003                      2002
                                                                   ---------------         -----------------
                                                                     (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $      (141,583)        $        (115,662)
    Add (deduct) adjustments
     to cash basis:
       Depreciation                                                          1,071                     2,959
       Increase (decrease) in:
         Accounts payable                                                     (448)                   (1,895)
         Accrued liabilities                                                     0                         0
       Decrease (increase) in:
         Prepaid expenses                                                    3,454                       768
         Accounts receivable                                                     0                     7,512
         Other assets                                                            0                         0
                                                                   ---------------         -----------------

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                       (137,506)                 (106,318)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Property and equipment purchased                                              0                         0
   Increase in note receivable                                                (740)                   (1,981)
   Increase in certificates of deposit                                           0                (1,354,112)
                                                                   ---------------         -----------------

NET CASH USED IN INVESTMENT ACTIVITIES                                        (740)                1,352,131

NET INCREASE (DECREASE) IN CASH                                           (138,246)                1,245,813

CASH BALANCE AT BEGINNING OF PERIOD                                        893,021                    59,548
                                                                   ---------------         -----------------

CASH BALANCE AT END OF PERIOD                                      $       754,775         $       1,305,361
                                                                   ===============         =================



          See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 31, 2003 and October 31, 2002
                                   (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

              Financial Statements
              --------------------
              The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 2002, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at January 31, 2003, have been made. All such adjustments were of a normal, recurring nature.

              Principles of Consolidation
              ---------------------------
              The accompanying consolidated financial statements at January 31, 2003, include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. As used herein, references to Gold Standard, Inc., or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions are eliminated.

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

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 31, 2003 and October 31, 2002
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Investment in Mining Properties (Continued)
              -------------------------------------------
              reserves are capitalized until the related geological areas are put into production, sold or abandoned. As of January 31, 2003, there were no geological areas under production.

              Loss Per Share
              --------------
              The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128) which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. The Company has common stock equivalents outstanding at January 31, 2003 in the form of stock warrants. These warrants were excluded in the calculations of diluted loss per share because their inclusion would have been anti-dilutive.

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

              Estimates
              ---------
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 31, 2003 and October 31, 2002
                                   (Unaudited)


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
                           Leasehold improvements                    lease term



NOTE 3 - INVESTMENT IN AFFILIATE

              On April 26, 2002, Pan American Motorsports (PAM) agreed in principal with an unrelated third party, Queench, Inc., (Queench) to issue 7,000,000 shares of its stock. At the same time, the PAMS president sold 1,000,000 shares of PAMS stock to Queench. In addition, Gold Standard and its president and the PAMS president transferred voting rights for shares beneficially owned by each to Queench until April 26, 2004. As a result of these transactions, Gold Standard's ownership percentage in PAMS dropped to 11.6% effective with the closing date of the transactions of May 31, 2002. Gold Standard now accounts for its investment in PAMS under FASB 115, Accounting for Certain Investments in Debt and Equity Securities. The aggregate fair value, cost basis and unrealized holding gain of Gold Standard's investment in PAMS at January 31, 2003 is as follows:


                     Available for sale investment         $283,616
                     ----------------------------------------------

                     Cost basis                            $ 93,665
                     ----------------------------------------------

                     Unrealized holding gain included in
                         other comprehensive income        $189,951

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 31, 2003 and October 31, 2002
                                   (Unaudited)

NOTE 4 - MINING PROPERTIES

              The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in the Dugway region of western Utah, southern Uruguay, and Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see Note 1). No development costs have been capitalized on these properties through January 31, 2003.


NOTE 5 - RELATED PARTY TRANSACTIONS

              The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long-term cash advances. As of January 31, 2003, the Company had receivables from these companies of $513,936, $2,714,890 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

              In January 2000 the Company president exercised options to purchase 100,000 shares of common stock at $1.50 per share. The shares were purchased with a non-interest bearing promissory note in the amount of $150,000. The note has been discounted at a rate of 6.21% and is due on January 18, 2004.


NOTE 6 - NON-COMPENSATORY STOCK WARRANTS

              In connection with issuance of its common stock, the Company has issued warrants to outside parties for the purchase of additional shares at specified prices in the future. Unexercised warrants aggregate 46,875 shares at January 31, 2003. They carry a weighted average price of $12 per share and have a weighted average remaining life of .16 years.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 31, 2003 and October 31, 2002
                                   (Unaudited)

NOTE 7 - WARRANTS ISSUED AS COMPENSATION

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

              Reported and pro forma net loss and loss per share for the period ended January 31, 2003 are as follows:

                           Net loss
                             As reported             $ (141,583)
                             Pro forma               $ (141,583)

                           Loss per share
                             As reported                   (.11)
                             Pro forma                     (.11)

              The weighted-average fair values at date of grant for compensatory warrants were estimated using the Black-Scholes option pricing model, based on the following assumptions: (1) no expected dividend  yields;  (ii) an expected  volatility  rate of 110%; and
              (iii)  expected   weighted   average  lives  of  3.42  years.  The
              weighted-average risk-free interest rate applied was 5.78%. No compensatory warrants have been granted during the current period.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 31, 2003 and October 31, 2002
                                   (Unaudited)



NOTE 7 - WARRANTS ISSUED AS COMPENSATION (Continued)

                Stock warrant activity is summarized as follows:

                                                           Avg.
                                                         Exercise
                                                Shares     Price
                                                ------   ---------
                Warrants outstanding
                  beginning of  period          80,000   $    1.75
                    Granted                          -           -
                    Exercised                        -           -
                    Canceled or
                      expired                        -           -
                                                -------

                Warrants outstanding
                  and exercisable,
                  end of period                 80,000   $    1.75
                                                ======


              All  80,000   outstanding   warrants  at  January  31,  2003  were
              exercisable at $1.75 per share and carried a weighted average remaining contractual life of .42 years.


 NOTE 8 - INCOME TAXES

              The Company has significant net operating loss and net capital loss carry forwards which should give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

              The amounts and expiration dates of net operating loss carry forwards and investment tax credits at January 31, 2003 are detailed in the following summary:

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      January 31, 2003 and October 31, 2002
                                   (Unaudited)


 NOTE 8 - INCOME TAXES (Continued)


                                       Federal                  State                  Net
                                    Net Operating            Net Operating            Capital
                 Expiration Date        Loss                     Loss                  Loss
                ----------------    --------------        -----------------        -------------

                October 31, 2003    $    1,441,272        $              --        $     101,409
                October 31, 2004           675,277                       --                   --
                October 31, 2005         1,106,261                       --                   --
                October 31, 2006           545,495                       --                   --
                October 31, 2007           478,137                       --                   --
                October 31, 2009           613,656                       --                   --
                October 31, 2010           124,338                  124,138                   --
                October 31, 2012            63,410                   63,210                   --
                October 31, 2013                --                  245,957                   --
                October 31, 2014                --                  318,944                   --
                October 31, 2015                --                  167,861                   --
                October 31, 2016                --                  238,283                   --
                October 31, 2018           246,157                  259,562                   --
                October 31, 2019           319,144                       --                   --
                October 31, 2020           168,061                       --                   --
                October 31, 2021           238,483                       --                   --
                October 31, 2022           259,762                       --                   --
                                    --------------        -----------------        -------------

                                    $    6,279,453        $       1,417,955        $     101,409
                                    ==============        =================        =============


NOTE 9 - CONCENTRATION OF CREDIT RISK

              The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. Uninsured balances totaled $654,775 at January 31, 2003.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Gold Standard, Inc. and its subsidiaries (the Company) were formed to engage in the acquisition, exploration, and if warranted, development of gold mineralized properties. At the present time, the Company's activities are solely exploration related and concentrated in Brazil. The following discussion should be read in conjunction with the text of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB for fiscal year ended October 31, 2002.

Results and Plan of Operations

         No revenue was generated by Company operations during the three-month periods ended January 31, 2003 and 2002.

         Exploration related expenses for the current three-month period ended January 31, 2003 were $77,510 compared to $62,324 for the three-month period ended January 31, 2002. Unless exploration activities discover deposits with developmental potential or the Company acquires new exploration opportunities, the Company currently anticipates that exploration expenses will continue at the level experienced in the first three months for the remainder of the current year.

         The Company's general and administrative expenses, excluding legal expenses totaled $64,757 for the three-month period ended January 31, 2003 compared to $66,000 for the three-month period ended January 31, 2002. The two most significant general and administrative expense categories during the three-month period ended January 31, 2003 were (a) professional and consulting fees $6,750 ($8,125 in 2002) and (b) wages and salaries $39,000 ($39,000 in
2002). The balance of general and administrative expenses includes office supplies and expenses, office rent, travel, etc. Expenses for the remaining nine months of the year, with the exception of professional and consulting fees, should remain close to level in the first three months of the year. The Company's management has been conscientious in striving to control general and administrative expenses. The stability of general and administrative costs during the past three years is a positive reflection on management's cost control efforts. The Company has no long-term debt and is expected to meet all of its obligations as they come due.

         The Company presently plans to continue its present level of exploration activities on its Brazilian properties. To the extent that the Company is unable to generate revenues from its activities, for operations the Company will continue to rely on cash currently on hand. As described in more detail in the Company's last Annual Report on Form 10-KSB, the Company presently anticipates that, unless there are unanticipated increases in expenses, its current funds will allow it to continue the current level of operations activities through the fiscal year. Unless the Company is able to generate adequate revenues from its activities, after such time (or prior to such time if operations or expenses exceed current levels significantly), the Company will need to raise additional funds to continue operations. The Company's ability to raise such additional capital at such time will depend on the prospects for the registrant's activities. There is no assurance that the Company will be able to obtain the capital it requires to continue operations on terms and conditions acceptable to the Company, even if the Company's exploration activities prove successful. The Company also hopes to increase its working capital through the sale of its available-for-sale securities, but there is no assurance the Company will be successful in completing such sale or that it would realize the carrying value of such securities upon a sale.

         The Company's future results of operations, to a significant degree, depends on its success in locating, acquiring and producing commercial gold deposits. With exploration proceeding on several properties whose commercial production potential is not presently determinable, and considering the difficulty of projecting future mineral prices, except as indicated above, the Company does not undertake to project future results of operations.

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

         Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following: Changes in company-wide strategies, which may result in changes in types or mix of business in which the Company is involved or chooses to invest; changes in exploration related activities, changes in U.S, global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede the

Company's access to, or increase the cost of, external financing for its operations; legal and regulatory developments, such as regulatory actions affecting environmental activities; adverse weather conditions or natural disasters, such as hurricanes and earthquakes; and labor disputes, which may lead to increased costs or disruption of operations.

Item 3 - Controls and Procedures

         With 90 days of the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 31, 2003.

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

         (a)      Exhibits
                  --------

         The following exhibits are attached hereto or are incorporated herein by reference as indicated in the table below:

         Exhibit                                            Location if other
           No.              Title of Document               than attached hereto
         -------            -----------------               --------------------

         3.01*             Articles of Incorporation        1999 Form 10-KSB
                           (as amended to date)             Exhibit 3.01

         3.02*             Amended Bylaws                   2000 Form 10-KSB
                                                            Exhibit 3.02

         99.1              Certification

* Denotes exhibits specifically incorporated in this Form 10-QSB by reference to other filings of the Company pursuant to the provisions of Securities and Exchange Commission rule 12b-32 and Regulation S-B, Item 10(f)(2). These documents are located under File No. 001-10287 at, among other locations, the Securities and Exchange Commission, Public Reference Branch, 450 5th St., N.W., Washington, D.C. 20549.

         (b)      Reports on Form 8-K
                  -------------------

         There were no reports on Form 8-K filed by the Company during the quarter ended January 31, 2003.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GOLD STANDARD, INC.


Date     March 17, 2003                By:  /s/Scott L. Smith
                                           -------------------------------------
                                           Scott L. Smith
                                           President and Chief Financial Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     March 17, 2003                 By:  /s/Scott L. Smith
                                           -------------------------------------
                                           Scott L. Smith
                                           President and Chief Financial Officer