Form 10QSB
period 2003-04-30
GOLD STANDARD INC
filed 2003-06-10
CIK 42136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

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

         The number of shares of the issuer's common stock outstanding as of June 9, 2003, is 10,158,864 shares.

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



                                 April 30, 2003

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       April 30, 2003 and October 31, 2002


                                                  April 30, 2003     October 31, 2002
                                                  ---------------    ----------------
                                                    (Unaudited)
                 ASSETS
CURRENT ASSETS
     Cash and cash equivalents                    $       594 735     $      893,021
     Accounts receivable                                      100                100
     Prepaid expenses                                       2,011              7,369
                                                  ---------------     --------------
                 TOTAL CURRENT ASSETS                     596,846            900,490

PROPERTY AND EQUIPMENT, AT COST
     Equipment and leasehold improvements                  14,328             15,730
                                                  ---------------     --------------
                                                           14,328             15,730

OTHER ASSETS
     Available for sale securities                        300,300            283,616
                                                  ---------------     --------------
                                                          300,300            283,616
                                                  ---------------     --------------

                                                  $       911,474     $    1,199,836
                                                  ===============     ==============

                 LIABILITIES AND EQUITY

CURRENT LIABILITIES
     Accounts payable - trade                     $         2,248     $        2,406
     Accrued liabilities                                      647                647
     Income tax payable                                         -                100
                                                  ---------------     --------------
                 TOTAL CURRENT LIABILITIES                  2,895              3,153

STOCKHOLDERS' EQUITY
     Common stock                                           1,270              1,270
     Additional paid-in capital                        13,314,438         13,314,438
     Other comprehensive income                           206,635            189,951
     Note receivable from related party
        for stock issued                                 (138,595)          (137,270)
     Accumulated deficit                              (12,475,169)       (12,171,706)
                                                  ---------------     --------------
                 TOTAL STOCKHOLDERS' EQUITY               908,579          1,196,683
                                                  ---------------     --------------

                                                  $       911,474     $    1,199,836
                                                  ===============     ==============

          See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            Three and six month periods ended April 30, 2003 and 2002


                                                          Three months ended                Six months ended
                                                               April 30,                       April 30,
                                                  ------------------------------    -------------------------------
                                                      2003             2002            2003              2002
                                                  -------------    ------------     -------------   ---------------
                                                   (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)

 REVENUE                                          $           -    $          -     $           -   $             -

   EXPENSES
     Depreciation                                         1,071           2,959             2,142             5,918
       Leasehold exploration
         and carrying costs                              78,164          67,110           155,674           129,434
       General and administrative:
         Legal                                           10,298          11,372            10,927            13,330
         Other                                           73,958          86,148           138,715           152,148
                                                  -------------    ------------     -------------   ---------------
             NET LOSS FROM OPERATIONS                  (163,491)       (167,589)         (307,458)         (300,830)

   OTHER INCOME (EXPENSES)
     Interest income                                      1,612           4,845             3,996            22,424
     Miscellaneous income                                     -               -                 -                 -
                                                  -------------    ------------     -------------   ---------------

NET INCOME (LOSS)                                 $    (161,879)   $   (162,744)    $    (303,462)  $      (278,406)
                                                  =============    ============     =============   ===============


Net income (loss) per common share                $       (0.02)   $      (0.02)    $       (0.03)  $         (0.03)
                                                  =============    ============     =============   ===============




          See accompanying notes to consolidated financial statements.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three and six month periods ended April 30, 2003 and 2002


                                                          Three months ended                Six months ended
                                                               April 30,                       April 30,
                                                  ------------------------------    -------------------------------
                                                      2003             2002            2003              2002
                                                  -------------    ------------     -------------   ---------------
                                                   (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)

CASH USED IN OPERATING ACTIVITIES
   Net loss                                       $   (161,879)    $    (162,744)   $    (303,462)  $      (278,406)
    Add (deduct) adjustments
     to cash basis:
         Depreciation                                    1,071             2,959            2,142             5,918
         Decrease (increase) in:
             Accrued interest                                -                 -                -             9,260
             Prepaid expenses                            1,905             1,402            5,358             2,170
             Accounts receivable                             -              (100)               -             7,412
         Increase (decrease) in:
             Accounts payable                              289             1,518             (158)             (377)
             Income tax payable                           (100)             (100)            (100)             (100)
                                                  -------------    -------------    -------------   ---------------

                        NET CASH USED IN
                    OPERATING ACTIVITIES              (158,714)         (157,065)        (296,220)         (254,123)

CASH USED IN INVESTMENT ACTIVITIES
   Decrease (increase) in
      certificates of deposits                               -                 -                -         1,354,112
   Equipment purchased                                    (741)                -             (741)                -
   Increase in note receivable                            (585)           (1,188)          (1,325)           (3,169)
                                                  -------------    -------------    -------------   ---------------

              NET CASH PROVIDED BY (USED
               IN) INVESTMENT ACTIVITIES                (1,326)           (1,188)          (2,066)        1,350,943

NET INCREASE (DECREASE) IN CASH                       (160,040)         (158,253)        (298,286)        1,096,820

CASH BALANCE AT BEGINNING
  OF PERIOD                                            754,775         1,314,621          893,021            59,548
                                                  -------------    -------------    -------------   ---------------

CASH BALANCE AT END
  OF PERIOD                                       $    594,735     $   1,156,368    $     594,735   $     1,156,368
                                                  =============    =============    =============   ===============



          See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

         Financial Statements
         --------------------
         The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 2002, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at April 30, 2003, have been made. All such adjustments were of a normal, recurring nature.

         Principles of Consolidation
         ---------------------------
         The accompanying consolidated financial statements at April 30, 2003, include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions are eliminated.

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

         Investment in Mining Properties
         -------------------------------
         Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are put into production, sold or abandoned. As of April 30, 2003, there were no geological areas under production.

         Loss Per Share
         --------------
         The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128) which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. The Company has common stock equivalents outstanding at April 30, 2003 in the form of stock warrants. These warrants were excluded in the calculations of diluted loss per share because their inclusion would have been anti-dilutive.

         The Company's Board of Directors approved an 8 for 1 split of the Company's common stock, effective May 1, 2003. All share and per share amounts have been adjusted to reflect this split.

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
                  Leasehold improvements                lease term

NOTE 3 - INVESTMENT IN AFFILIATE

         On April 26, 2002, Pan American Motorsports (PAM) agreed in principal with an unrelated third party, Queench, Inc., (Queench) to issue 7,000,000 shares of its stock. At the same time, the PAMS president sold 1,000,000 shares of PAMS stock to Queench. In addition, Gold Standard and its president and the PAMS president transferred voting rights for shares beneficially owned by each to Queench until April 26, 2004. As a result of these transactions, Gold Standard's ownership percentage in PAMS dropped from 21.6% to 11.6% effective with the closing date of the transactions of May 31, 2002. Gold Standard now accounts for its investment in PAMS under FASB 115, Accounting for Certain Investments in Debt and Equity Securities.

         The aggregate fair value, cost basis and unrealized holding gain of Gold Standard's investment in PAMS at April 30, 2003 is as follows:


                  Available for sale investment               $  300,300

                  Cost basis                                  $   93,665

                  Unrealized holding gain included in
                     other comprehensive income               $  206,635

NOTE 4 - MINING PROPERTIES

         The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see
         Note 1). No development costs have been capitalized on these properties through April 30, 2003.

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long-term cash advances. As of April 30, 2003, the Company had receivables from these companies of $513,936, $2,786,206 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

         In April 2000 the Company president exercised options to purchase 800,000 shares of common stock at $.1875 per share. The shares were purchased with a non-interest bearing promissory note in the amount of $150,000. The note has been discounted at a rate of 6.21% and is due on January 18, 2004.

NOTE 6 - NON-COMPENSATORY STOCK WARRANTS

         In connection with issuance of its common stock, the Company has issued warrants to outside parties for the purchase of additional shares at specified prices in the future. Remaining warrants aggregating 46,875 shares expired without exercise during the period.

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

         Reported and pro forma net loss and loss per share for the period ended April 30, 2003 were not materially different.

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

         Stock warrant activity is summarized as follows:

                                                                    Avg.
                                                                Exercise
                                                  Shares           Price
                                                 -----------    -----------
           Warrants outstanding
              beginning of period                640,000          $ .22
                Granted                                -              -
                Exercised                              -              -
                Canceled or expired                    -              -
                                                 -------          -----

           Warrants outstanding and
             exercisable, end of period          640,000          $ .22
                                                 =======

         All 640,000 outstanding warrants at April 30, 2003 were exercisable at $.22 per share and carried a weighted average remaining contractual life of .17 years.

 NOTE 8 - INCOME TAXES

         The Company has significant net operating loss and net capital loss carry forwards which should give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

         The amounts and expiration dates of net operating loss carry forwards and investment tax credits at April 30, 2003 are detailed in the following summary:

                                 Federal           State                 Net
                               Net Operating    Net Operating          Capital
          Expiration Date         Loss              Loss                 Loss
          ---------------      -------------    -------------         ---------

          October 31, 2003     $ 1,441,272       $        --       $   101,409
          October 31, 2004         675,277                --                --
          October 31, 2005       1,106,261                --                --
          October 31, 2006         545,495                --                --
          October 31, 2007         478,137                --                --
          October 31, 2009         613,656                --                --
          October 31, 2010         124,338           124,138                --
          October 31, 2012          63,410            63,210                --
          October 31, 2013              --           245,957                --
          October 31, 2014              --           318,944                --
          October 31, 2015              --           167,861                --
          October 31, 2016              --           238,283                --
          October 31, 2018         246,157           259,562                --
          October 31, 2019         319,144                --                --
          October 31, 2020         168,061                --                --
          October 31, 2021         238,483                --                --
          October 31, 2022         259,762                --                --
                               -----------       ----------        -----------

                               $ 6,279,453       $ 1,417,955       $   101,409
                               ===========       ===========       ===========

NOTE 9 - CONCENTRATION OF CREDIT RISK

         The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. Uninsured balances totaled $478,711 at April 30, 2003.

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

Results and Plan of Operations

         No revenue was generated by Company operations during the three-month periods ended April 30, 2003 and 2002.

         Exploration related expenses for the current three-month period ended April 30, 2003 were $78,164 compared to $67,110 for the three-month period ended April 30, 2002. Exploration related expenses for the current six-month period ended April 30, 2003 were $155,674 compared to $129,434 for the six-month period ended April 30, 2002. Unless exploration activities discover deposits with developmental potential or the Company acquires new exploration opportunities, the Company currently anticipates that exploration expenses will continue at the level experienced in the first six months for the remainder of the current year.

         The Company's general and administrative expenses, excluding legal expenses totaled $138,715 for the six-month period ended April 30, 2003 compared to $152,148 for the six-month period ended April 30, 2002. The two most significant general and administrative expense categories during the six-month period ended April 30, 2003 were (a) professional and consulting fees $21,804 ($35,097 in 2002) and (b) wages and salaries $78,000 ($78,000 in 2002). The balance of general and administrative expenses includes office supplies and expenses, office rent, travel, etc. Expenses for the remaining six months of the year, with the exception of professional and consulting fees, should remain close to level in the first six months of the year. With completion of year-end accounting services, professional and consulting fees should decrease considerably during the remaining six months of the year. The Registrant's management has been conscientious in striving to control general and administrative expenses. The stability of general and administrative costs during the past three years is a positive reflection on management's cost control efforts. The Registrant has no long-term debt and is expected to meet all of its obligations as they come due.

         The Company presently plans to continue its present level of exploration activities on its Brazilian properties. To the extent that the Company is unable to generate revenues from its activities, for operations the Company will continue to rely on cash currently on hand. As described in more detail in the Company's last Annual Report on Form 10-KSB, the Company presently anticipates that, unless there are unanticipated increases in expenses, its current funds will allow it to continue the current level of operations activities through the fiscal year. Unless the Company is able to generate adequate revenues from its activities, after such time (or prior to such time if operations or expenses exceed current levels significantly), the Company will need to raise additional funds to continue operations. The Company's ability to raise such additional capital at such time will depend on the prospects for its activities. There is no assurance that the Company will be able to obtain the capital it requires to continue operations on terms and conditions acceptable to the Company, even if the Company's exploration activities prove successful. The

Company also hopes to increase its working capital through the sale of its available-for-sale securities, but there is no assurance the Company will be successful in completing such sale or that it would realize the carrying value of such securities upon a sale.

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

Item 3 - Controls and Procedures

         With 90 days of the date of this report, an evaluation was performed by the Company's President and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2003.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         The following provides additional information regarding the Company's three properties undergoing exploration, all of which are located within the country of Brazil. At this time, the Company's work one these properties is exploratory in nature and there are no ore reserves indicated or otherwise claimed to be on the properties.

         The Palmeirinha area consists of one claim that was granted to the Company on December 19, 2001 covering an area of 1,998.5 hectares (4,938 acres). It is located in the state of Parana approximately 80 miles north of the city of Curitiba and accessible via improved unpaved roads. The terrain is gentle hills covered with grasses, brush and trees. The claim area was requested by registrant based on published geological and geochemistry data. Diamond drilling on the property by previous owners showed it to have lead-zinc mineralization hosted in limestones. Present work is geologic mapping and soil geochemistry along a two-mile long area with 289 samples sent in for assay early this year.

         The Pilao de Pedra area is also located in the state Parana and is just 30 miles south of Curitiba and borders a paved highway. It is held by a claim granted on March 18, 2002 and consists of 1,246.95 hectares (3,081 acres). The area is densely forested and difficult topography. The claim area is related to gold occurrences found in the late 1970's by prospectors and never studied in detail. During 2002, the Company's geologic crews completed a geological reconnaissance complete with pan concentrate and stream sediment analysis. The local geology is a contact zone of basement granite-gneisses and volcanics. Work on the ground has outlined several gold anomalies of significance related to milonites after acid volcanics and volcanoclastic breccias.

         The Pombo project is made up of four claims totaling 5,934.74 hectares (14,665 acres). Two claims that were applied for on July 11, 2002 and September 30, 2002 have been granted and the two that were applied for September 30, 2002 and in March of 2003 are in study, although they have been given priority status. The area of the claims is flat with grass, brush and small trees and accessible by dirt and graveled roads. It is located in the Cachimbo gold district with a thirty-year history of small-scale miners recording a production in excess of five million ounces of gold. The main geologic feature that has been recognized by recent detailed field geology is that the area is made up of a large porphyry granite pluton. Samples taken along a shear zone that has been mapped for a length of over three miles have returned assays as high as one ounce of gold per ton. The 38 rock and channel samples taken along this structure returned a weighted average of 0.21 ounces of gold per ton. The total minable width of this mineralized zone is unknown due to the lack of rock outcrops although field evidence indicates that it is not confined to this fifteen-foot wide fault structure. A recent petrographic study done on 17 rock samples taken from the Pombo area characterize the mineralized model as typical porphyry type based on rock types, hydrothermal alteration and the presence of disseminated pyrite and chalcopyrite on several i-granite samples. One large boulder of a sulfide bearing mafic rock found in the northern portion of the property was sampled and found to assay 1.6% Nickel, 0.6% Cobalt, 0.04 ounces per ton Platinum along with Palladium and gold.

         Under the mining law of Brazil all minerals are the property of the state and administered by the state. A claimant requests an area and is granted an exclusive right to explore and pre-develop the area for a period of three years. A three-year extension is granted upon application showing ongoing work. Upon showing that an economic deposit has been found a mining right is issued that is valid until the deposit is exhausted. The state reserves a one-percent royalty on gold and taxes are similar to those imposed by the U.S.

         Operations outside the United States are subject to risks of doing business abroad. Brazil is geographically larger than the continental United States and has the sixth largest GNP economy in the world. Although it has foreign sovereignty over the Company's operations in Brazil, it is rated well by the world banking community in the country risk category.

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

         (b)      Reports on Form 8-K
                  -------------------

         On March 18, 2003, the Company filed a Form -K, subsequently amended on April 1, 2003, setting forth certain information regarding a change in the Company's independent public accountant under Item 4 - Changes in Registrant's Certifying Accountant and Item 7 - Exhibits.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GOLD STANDARD, INC.


Date     June 9, 2003                  By:  /s/ Scott L. Smith
                                           -------------------------------------
                                           Scott L. Smith
                                           President and Chief Financial Officer



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



Date     June 9, 2003                   By:  /s/ Scott L. Smith
                                           -------------------------------------
                                           Scott L. Smith
                                           President and Chief Financial Officer