Form 10QSB
period 2003-07-31
GOLD STANDARD INC
filed 2003-09-12
CIK 42136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________  to____________

                        Commission File No. 001-08397

                              GOLD STANDARD, INC.
                              -------------------
        (Exact name of small business issuer as specified in its charter)


             UTAH                                 87-0302579
             ----                                 ----------
(State or other jurisdiction of                (I.R.S. Employer I.D. No.)
incorporation or organization)

                      136 South Main Street, Suite #712
                         Salt Lake City, Utah 84101
                         --------------------------
                 (Address of principal executive offices)

                               (801) 328-4452
                               --------------
                        (Issuer's telephone number)

                                     N/A
                                     ---
            (Former name, former address and former fiscal year,
                       if changed since last report)


            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              July 31, 2003

                            10,158,864 shares

Transitional Small Business Disclosure Format (Check one):  Yes  X  No
                                                                ---   ---

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR INCLUSION IN QUARTERLY REPORT
                          ON FORM 10QSB

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                    July 31,     October 31,
                                                     2003             2002
                                                   (Unaudited)
              ASSETS
CURRENT ASSETS
Cash and cash equivalents                        $     435,708    $   893,021
Accounts receivable                                        100            100
Prepaid expenses                                         5,829          7,369
                                                 -------------    -----------
         TOTAL CURRENT ASSETS                          441,637        900,490

PROPERTY AND EQUIPMENT, AT COST
Equipment and leasehold improvements                    13,257         15,730
                                                 -------------    -----------
                                                        13,257         15,730

OTHER ASSETS
Available for sale securities                          248,582        283,616
                                                 -------------    -----------
                                                       248,582        283,616
                                                 -------------    -----------
                                                 $     703,476    $ 1,199,836
                                                 =============    ===========

               LIABILITIES AND EQUITY

CURRENT LIABILITIES
 Accounts payable - trade                        $       3,305    $     2,406
 Accrued liabilities                                       683            647
 Income taxes payable                                        0            100
                                                 -------------    -----------
         TOTAL CURRENT LIABILITIES                       3,988          3,153

STOCKHOLDERS' EQUITY
 Common stock                                            1,270          1,270
 Additional paid-in capital                         13,314,438     13,314,438
 Other comprehensive income                            154,917        189,951
 Note receivable from related party for stock
  issued                                              (138,866)      (137,270)
 Accumulated deficit                               (12,632,271)   (12,171,706)
                                                   -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                    699,488      1,196,683
                                                   -----------    -----------
                                                   $   703,476    $ 1,199,836
                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three months ended        Nine months ended
                                    July 31,                  July 31,
                                 2003        2002         2003         2002
                            (Unaudited)   (Unaudited) (Unaudited) (Unaudited)
INCOME FROM OPERATIONS       $        0   $        0   $        0 $        0

EXPENSES
 Depreciation                     1,071          186        3,213      6,104
 Leasehold exploration and
   carrying costs                86,323       78,602      241,997    208,036
 General and administrative:
   Legal                          6,604        1,486       17,531     14,816
   Other                         64,026       58,361      202,741    210,509
                             ----------   ----------   ---------- ----------
    NET LOSS FROM OPERATIONS   (158,024)    (138,635)    (465,482)  (439,465)

OTHER INCOME
 Interest income                    921        4,311        4,917     26,735
 Gain on sale of assets               0       13,103            0     13,103
                             ----------   ----------   ---------- ----------
      NET LOSS               $ (157,103)  $ (121,221)  $ (460,565)$ (399,627)
                             ==========   ==========   ========== ==========
Net loss per common share    $    (0.02)  $    (0.01)  $    (0.05)$    (0.04)

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Three months ended        Nine months ended
                                    July 31,                  July 31,
                                 2003        2002         2003         2002
                            (Unaudited)   (Unaudited) (Unaudited) (Unaudited)
CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
 Net (loss)                  $  (157,103) $ (121,221) $ (460,565) $ (399,627)
 Add (deduct) adjustments to
 cash basis:
  Depreciation                     1,071         186       3,213       6,104
  Decrease (increase) in:
    Accrued interest                   0           0           0       9,260
    Prepaid expenses              (3,818)     (1,493)      1,540         677
    Accounts receivable                0           0           0       7,412
  Increase (decrease) in:
    Accounts payable               1,058      (1,708)        900      (2,085)
    Income taxes payable               0           0        (100)       (100)
    Accrued liabilities               36           0          36           0
                              ----------  ----------  ----------  ----------
       NET CASH PROVIDED BY
       (USED IN) OPERATING
       ACTIVITIES               (158,756)   (124,236)   (454,976)   (378,359)

CASH (USED IN)/PROVIDED BY
INVESTMENT ACTIVITIES
  Decrease (increase) in
    certificates of deposits           0           0           0   1,354,112
  Equipment purchased                  0           0        (741)          0
  Increase in note receivable       (271)     (1,041)     (1,596)     (4,210)
                             -----------  ----------   ---------  ----------
        NET CASH USED IN
        INVESTMENT ACTIVITIES       (271)     (1,041)     (2,337)  1,349,902
                             -----------  ----------   ---------  ----------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS       (159,027)   (125,277)   (457,313)    971,543

CASH BALANCE AT BEGINNING
  OF PERIOD                      594,735   1,156,368     893,021      59,548
                             -----------  ----------   ---------  ----------
CASH BALANCE AT END OF
  PERIOD                     $   435,708  $1,031,091   $ 435,708  $1,031,091
                             ===========  ==========   =========  ==========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 2003 and October 31, 2002
                           (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

   Financial Statements
   The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 2002, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at July 31, 2003, have been made. All such adjustments were of a normal, recurring nature.

   Principles of Consolidation
   The accompanying consolidated financial statements at July 31, 2003, include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions are eliminated.

   Gold Standard South, a Utah corporation, was organized for the purpose of carrying on a property acquisition and gold exploration program in the country of Uruguay. Gold Standard Minas was organized for the purpose of carrying on a gold exploration program in the country of Brazil. Tormin S.A. at one time held certain mineral exploration concessions in Uruguay but is no longer operating.

   Investment in Mining Properties
   Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 2003 and October 31, 2002
                           (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Investment in Mining Properties (Continued) reserves are capitalized until the related geological areas are put into production, sold or abandoned. As of July 31, 2003, there were no geological areas under production.

   Loss Per Share
   The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128) which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. The Company has common stock equivalents outstanding at July 31, 2003 in the form of stock warrants. These warrants were excluded in the calculations of diluted loss per share because their inclusion would have been anti-dilutive.

   The Company's Board of Directors approved an 8 for 1 split of the Company's common stock, effective May 1, 2003. All share and per share amounts have been adjusted to reflect this split.

   Comprehensive Income
   The Company applies Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS No. 130). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non- owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

   Cash Equivalents
   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and investments readily convertible into cash, or purchased with a maturity of three months or less, to be cash equivalents.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 2003 and October 31, 2002
                           (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 2003 and October 31, 2002
                           (Unaudited)

NOTE 3 - INVESTMENT IN AFFILIATE (Continued)

   The aggregate fair value, cost basis and unrealized holding gain of Gold Standard's investment in PAMS at July 31, 2003 is as follows:


             Available for sale investment         $248,582

             Cost basis                            $ 93,665

             Unrealized holding gain included in
                other comprehensive income         $154,917



NOTE 4 - MINING PROPERTIES

   The Company holds directly or through its subsidiary companies, mineral and exploration rights to property located in Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies (see Note
   1). No development costs have been capitalized on these properties through July 31, 2003.


NOTE 5 - RELATED PARTY TRANSACTIONS

   The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long-term cash advances. As of July 31, 2003, the Company had receivables from these companies of $513,936, $2,861,521 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

   In April 2000 the Company president exercised options to purchase 800,000 shares of common stock at $.1875 per share. The shares were purchased with a non-interest bearing promissory note in the amount of $150,000. The note has been discounted at a rate of 6.21% and is due on January 18, 2004.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 2003 and October 31, 2002
                           (Unaudited)

NOTE 6   NON-COMPENSATORY STOCK WARRANTS

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

   Reported and pro forma net loss and loss per share for the period ended July 31, 2003 were not materially different.

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 2003 and October 31, 2002
                           (Unaudited)

NOTE 7 - WARRANTS ISSUED AS COMPENSATION (Continued)

       Stock warrant activity is summarized as follows:

                                             Avg.
                                           Exercise
                                  Shares    Price
       Warrants outstanding
         beginning of
         period                  640,000   $ .22
           Granted                  -         -
           Exercised                -         -
           Canceled or
             expired             640,000      -

       Warrants outstanding
         and exercisable,
         end of period              -      $  -


       There were no outstanding warrants as of July 31, 2003.


NOTE 8 - INCOME TAXES

   The Company has significant net operating loss and net capital loss carry forwards which should give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset.

   The amounts and expiration dates of net operating loss carry forwards and investment tax credits at July 31, 2003 are detailed in the following summary:

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  July 31, 2003 and October 31, 2002
                           (Unaudited)


NOTE 8 - INCOME TAXES (Continued)

                               Federal         State         Net
                            Net Operating  Net Operating  Capital
        Expiration Date          Loss           Loss        Loss

       October 31, 2003     $1,441,272     $       --      $101,409
       October 31, 2004        675,277             --           --
       October 31, 2005      1,106,261             --           --
       October 31, 2006        545,495             --           --
       October 31, 2007        478,137             --           --
       October 31, 2009        613,656             --           --
       October 31, 2010        124,338         124,138          --
       October 31, 2012         63,410          63,210          --
       October 31, 2013            --          245,957          --
       October 31, 2014            --          318,944          --
       October 31, 2015            --          167,861          --
       October 31, 2016            --          238,283          --
       October 31, 2018        246,157         259,562          --
       October 31, 2019        319,144             --           --
       October 31, 2020        168,061             --           --
       October 31, 2021        238,483             --           --
       October 31, 2022        259,762             --           --

                            $6,279,453     $ 1,417,955    $ 101,409


NOTE 9   CONCENTRATION OF CREDIT RISK

   The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. Uninsured balances totaled $330,743 at July 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  INTRODUCTION

  Gold Standard, Inc. and its subsidiaries (the Registrant) were formed to engage in the acquisition, exploration, and if warranted, development of gold mineralized properties. At the present time, Registrant's activities are solely exploration related and concentrated in Brazil. The following discussion should be read in conjunction with the text of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Registrant's Form 10-K for fiscal year ended October 31, 2002.

  RESULTS AND PLAN OF OPERATIONS

  No revenue was generated by Company operations during the nine-month periods ended July 31, 2003 and 2002.

  Exploration related expenses for the current three-month period ended
July 31, 2003 were $86,323 compared to $78,602 for the three-month period ended July 31, 2002. Exploration related expenses for the current nine-month period ended July 31, 2003 were $241,997 compared to $208,036 for the nine-month period ended July 31, 2002. Unless exploration activities discover deposits with developmental potential or Registrant acquires new exploration opportunities, Registrant currently anticipates that exploration expenses will continue at the level experienced in the first nine months for the remainder of the current year.

  Registrant's general and administrative expenses, excluding legal expenses totaled $202,741 for the nine-month period ended July 31, 2003 compared to $210,509 for the nine-month period ended July 31, 2002. The two most significant general and administrative expense categories during the nine-month period ended July 31, 2003 were (a) professional and consulting fees $27,649 ($37,124 in 2002) and (b) wages and salaries $117,000 ($117,000 in 2002). The balance of general and administrative expenses includes office supplies and expenses, office rent, travel, etc. Expenses for the remaining three months of the year, with the exception of professional and consulting fees, should remain close to level in the first nine months of the year. With completion of year-end accounting services, professional and consulting fees should decrease considerably during the remaining three months of the year. The Registrant's management has been conscientious in striving to control general and administrative expenses. The stability of general and administrative costs during the past three years is a positive reflection on management's cost control efforts. The Registrant has no long-term debt and is expected to meet all of its obligations as they come due.

  Registrant presently plans to continue its present level of exploration activities on its Brazilian properties. To the extent that Registrant is unable to generate revenues from its activities, for operations Registrant will continue to rely on cash currently on hand. As described in more detail in the Registrant's last Annual Report on Form 10-K, the Registrant presently anticipates that, unless there are unanticipated increases in expenses, its current funds will allow it to continue the current level of operations activities through the fiscal year. Unless Registrant is able to generate adequate revenues from its activities, after such time (or prior to such time if operations or expenses exceed current levels significantly), Registrant will need to raise additional funds to continue operations. Registrant's ability to raise such additional capital at such time will depend on the prospects for the registrant's activities. There is no assurance that Registrant will be able to obtain the capital it requires to continue operations on terms and conditions acceptable to Registrant, even if the Registrant's exploration activities prove successful. The Registrant also hopes to increase its working capital through the sale of its available-for-sale securities.

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

  FORWARD LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on the behalf of Registrant. Registrant and its representatives may from time to time make written or oral statements that are not "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to Registrant's stockholders. Registrant's management believes that all statements that express expectations and projections with respect to future matter, as well as from developments beyond Registrant's control, including changes in global economic conditions, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Item 3.   Controls and Procedures.

     Within 90 days of the date of this report, an evaluation was performed by the Company's President and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Company's management concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to July 31, 2003.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     None; not applicable.

Item 2.   Changes in Securities.

     None; not applicable.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

     None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         31 302 Certification

         32 906 Certification

     (b) Reports on Form 8-K.*

         Current Report on Form 8-K, dated April 17, 2003, which was filed with the Securities and Exchange Commission on May 1, 2003.

         Current Report on Form 8-K, dated May 15, 2003, which was filed with the Securities and Exchange Commission on May 20, 2003.

         Current Report on Form 8-K, dated July 8, 2003, which was filed with the Securities and Exchange Commission on July 9, 2003.

         * These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GOLD STANDARD, INC.


Date: 9/12/03                            By:/s/Scott L. Smith
      --------                              ------------------------
                                            Scott L. Smith
                                            President and Chief Financial
                                            Officer and Director