Form 10KSB
period 2003-10-31
GOLD STANDARD INC
filed 2004-02-13
CIK 42136

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended October 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                     Commission File No.  001-08397

                          GOLD STANDARD, INC.
                          -------------------
          (Name of Small Business Issuer in its Charter)


             UTAH                                      87-0302579
             ----                                      ----------
  (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
 incorporation or organization)

                      136 South Main Street, Suite 712
                        Salt Lake City, Utah 84101
                        --------------------------
                  (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 328-4452

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

                     Common Stock, $0.001 par value
                     ------------------------------

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---     ---                   ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant had no revenues for the fiscal year ended October 31, 2003.

         The aggregate market value of the voting and non-voting common equity of the Registrant (comprised only of common stock) held by non-affiliates, based upon the average bid and asked prices of the common stock of the Registrant on January 30, 2004 ($0.22 per share), as reported by the OTC Bulletin Board, was approximately $1,655,965, based upon an ownership of 7,527,112 shares. This assumes that affiliates include only directors, executive officers and persons known to the Registrant to beneficially own 10% or more of the Registrant's common stock.

         The Registrant has not been involved in any bankruptcy proceedings.

         The number of shares of the Registrant's common equity outstanding as of January 30, 2004, was 11,258,864 shares of common stock.

         A description of "Documents Incorporated by Reference" is contained in the Exhibit Index, Part III, Item 13, of this Annual Report.

         Transitional Small Business Disclosure Format: Yes X   No
                                                           ---    ---

                                     PART I

Item 1.  Description of Business.

Business Development.
---------------------

     General.
     --------

          Gold Standard, Inc. was incorporated pursuant to the laws of the State of Utah on November 28, 1972, for the purpose of engaging in the exploration for, and the production and sale of, gold. The Company and its subsidiaries (the "Company") seek to acquire, lease and sell hard mineral properties and, if warranted, develop those properties which have the most economic potential. The Company also seeks opportunities for joint ventures or other financial arrangements with other companies to develop and/or operate the properties controlled by the Company or in which it has an interest. Presently, however, the Company is only an exploration-stage company, conducting exploration activities on certain properties in Brazil. It has no development or other operations. There is no assurance that a commercially viable ore body (reserves) exists in any of the Company's properties.

     Material Developments During Fiscal 2003.
     -----------------------------------------

          Effective May 2, 2003, the Company effected forward split of its outstanding securities by an eight for one dividend, while retaining the authorized shares and par value, and with appropriate adjustments in its capital accounts. All computations contained in this Annual Report take this recapitalization into account.

     Material Developments Subsequent to Fiscal 2003.
     ------------------------------------------------

          On December 22, 2003, the Company sold 1,100,000 shares of its common stock that are "restricted securities" as that term is defined under Rule 144 of the Securities and Exchange Commission in consideration of the sum of $250,000. The Company anticipates utilizing these funds to conduct further exploration activities, following its preliminary exploration activities, on its Brazilian prospects that are under control of the Company by a grant of mineral rights from the Brazilian government.

Business.
---------

          Since the 1994-1995 period, the Company has acquired certain mineral rights in the country of Brazil. Exploration activities in Brazil are carried on through the Company's wholly-owned Brazilian subsidiary, Gold Standard Minas, S.A. Gold Standard Minas is presently involved in active exploration programs in the Brazilian states of Sao Paulo, Parana and Mato Grasso. The Company anticipates that these Brazilian exploration activities will continue in 2004.

         To conduct its exploration activities in Brazil, Gold Standard Minas maintains offices in Curitiba, Parana. Gold Standard Minas has 12 employees consisting of senior and junior geologists, technicians, prospectors and laborers. All employees of Gold Standard Minas are Brazilian nationals.

         The Company has two other subsidiaries, both of which are non-operating. Gold Standard South was organized for the purpose of carrying on a property acquisition and gold exploration program in the country of Uruguay. It ceased operations over the past few years. Tormin, S.A., at one time, held certain mineral exploration concessions in Uruguay; it has also ceased operations during the past few years.

         The Company did not engage in any material business transactions during the fiscal year ended October 31, 2003. For the past year, the Company has been exploring opportunities to merge or combine with another operating business in an attempt to diversify the Company's operations and capitalize on the Company's status as a publicly held company. The Company currently intends to continue its efforts in this regard.

         The Company's offices are located at 136 South Main Street, Suite 712, in Salt Lake City, Utah 84101 where it rents office space on a month to month basis. In addition to the President, Scott L. Smith, the Company has two part-time employees located in Salt Lake City, Utah, serving the Company at this location.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

     Brazilian Mining Law.
     ---------------------

          The mining law of Brazil is clear cut and quite standard to international procedures. All minerals belong to the state. Companies both foreign and domestic as well as individuals can exploit these minerals by applying for claims to the Brazilian Mining Agency (the "DNPM"). Upon applying for a claim to prospect, DNPM notifies the applicant whether the prospect is open and whether priority is granted or will not be granted. Upon receiving priority status, the next step is the granting of the alvara, which is the permanent mineral claim. The actual mining permit is granted by the DNPM after satisfying the necessary environmental standards and showing the DNPM the requisite intention of going into production. The DNPM maintains an

Internet web site at DNPM@gov.br. The Company believes that unless it finds an economically viable ore body, that the requirements of Brazilian mining law to which its present exploration activities are subject, are not material to these operations; and if an economically viable ore body is discovered through the Company's current exploration activities, the Company believes that it will be able to satisfy all requisite requirements of Brazil to proceed with development operations respecting any such ore body, including environmental regulations.

     Small Business Issuer.
     ----------------------

          The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is deemed to be a "small business issuer."

          The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for small business issuers to have access to the public capital markets.

     Sarbanes-Oxley Act.
     -------------------

          On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect the Company. For example:

          * The Company's chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

          * The Company's periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

          * The Company may not make any loan to any director or executive officer and we may not materially modify any existing loans.

          The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. The Company will continue to monitor compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that it is in compliance.

     Penny Stock.
     ------------

          The Company's common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          *     with a price of less than five dollars per share;

          *     that are not traded on a "recognized" national exchange;

          * whose prices are not quoted on the NASDAQ automated quotation system; or

          * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

          Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

          Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

          * get information about the investor's financial situation, investment experience and investment goals;

          * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor' financial situation, investment experience and investment goals.

          Compliance with these requirements may make it harder for the Company's stockholders to resell their shares.

     Reporting Obligations.
     ----------------------

          Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to the Company's stockholders.

          The Company is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Item 2.  Description of Property.

         The Company's present holdings are an aggregate of approximately 30,000 acres made up of five granted mining claims or alvaras located in the Brazilian state of Mato Grasso.

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

Item 3.  Legal Proceedings.

         There are no material legal proceedings pending against or involving the Company; and none of its directors, executive officers or 10% stockholders is party to any action adverse to the Company..

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended October 31, 2003.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The common stock of the Company is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD")under the symbol "GSDD."

Market Prices and Bid Information for Common Stock.
---------------------------------------------------

         The following table sets forth, for the periods indicated, the high and low sales prices of the Company's common stock from the Nasdaq SmallCap Market until October 19, 2001, and the high and low bid information for the Company's common stock on the OTC Bulletin Board for October 19, 2001, to October 31, 2003:

          Fiscal             Quarterly
           Year               Period                   High              Low
          ------             ---------                 ----              ---

          2003:            First Quarter              $1.15             $0.52
                           Second Quarter              0.56              0.10
                           Third Quarter               0.20              0.10
                           Fourth Quarter              0.35              0.11

          2002:            First Quarter              $0.79             $0.57
                           Second Quarter              1.06              0.75
                           Third Quarter               1.06              0.80
                           Fourth Quarter              0.70              0.55

          2001:            First Quarter              $4.25             $0.50
                           Second Quarter              2.25              1.09
                           Third Quarter               3.48              1.35
                           Fourth Quarter              2.48              0.51

         The high and low bid information respecting the quotations of the Company's common stock on the OTC Bulletin Board was provided by the National Quotations Bureau, LLC, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Holders.
     --------

          The number of record holders of the Company's common stock as of January 30, 2004, was approximately 1,820; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

     Dividends.
     ----------

         The Company has not declared or paid any dividends with respect to its common stock during the past two years. The Company has no present intention to pay any such dividends in the foreseeable future due to its limited financial resources and the desire of the Company's management to reinvest most of whatever revenue it might obtain into additional properties and investments.

     Securities Authorized for Issuance under Equity Compensation Plans.
     -------------------------------------------------------------------

         The following table summarizes the Company's outstanding common stock warrants, which warrants are held by four Company executives. The warrants replace like warrants that had fully vested and expired on July 1, 2003, for three of the executives, Messrs. Decker, Franke and Sneddon, and represent a new grant for Marlon U. Stones who was elected to the Board of Directors effective February 15, 2004. The new warrants were granted on January 30, 2004, on like terms and conditions; the average of the high and low bid prices of the Company's common stock on the OTC Bulletin Board on such date was $0.22 per share; and the warrants expire on December 31, 2007. The Company has no other equity compensation plans.

Plan Category    (a) Number of securities (b) Weighted-average (c) Number of
                 to be issued upon        exercise price of    securities
                 exercise of outstanding  outstanding options, remaining
                 option, warrants and     warrants and rights  available for
                 rights                                        future issuance
                                                               under equity
                                                               compensation
                                                               plans(excluding
                                                               securities
                                                               reflected in
                                                               column(a))
Equity compensation      None                    N/A                None
plans approved by
security holders

Equity compensation    640,000                  $0.22               None
plans not approved by
security holders

     Recent Sales of Restricted Securities.
     --------------------------------------

     Common Stock.
     -------------

          Name                Number of Shares        Date     Consideration
          ----                ----------------        ----     -------------

FCMI Financial Corporation    1,100,000               12/22/03 $250,000


     Warrants.
     ---------

          Name                Number of Warrants        Date     Consideration
          ----                ------------------        ----     -------------

Bret C. Decker                160,000                   01/30/04 Grant*

Nilton D. Franke              320,000                   01/30/04 Grant*

Gerald L. Sneddon             160,000                   01/30/04 Grant*

Marlon U. Stones              100,000                   01/30/04 Grant*

               * See the heading "Securities Authorized for Issuance under
                 Equity Compensation Plans" of this Item, above.

     Purchases of Company Equity Securities.
     ---------------------------------------

          None.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     Introduction.
     -------------

         The Company's business involves acquiring, exploring and, if warranted, developing gold mineralized properties. Presently, the Company is conducting only exploration activities.

     Results and Plan of Operations.
     -------------------------------

         No revenue was generated by the Company from operations for the years ended October 31, 2003 and 2002.

         The Company has focused its exploration activities during the three years in the reporting period on its mineral holdings in South America, primarily Brazil. Exploration costs incurred at these locations are summarized as follows:

                                      Year Ended October 31,
                                        2003           2002

   South American Properties
     Brazil                          $300,692       $  269,743
     Paraguay
                                     --------       ----------
                                     $300,692       $ 269,743
                                     ========       ==========

         Exploration costs in 2003 and 2002 have remained fairly stable.
No exploration costs were incurred by the Company in Paraguay in 2003 or 2002.

         The Company has funded its operations through equity financing, and with settlement proceeds from a lawsuit that were received prior to 1996. There has been no equity financing during the fiscal years 2003 and 2002; however, the Company raised $250,000 through the sale of 1,100,000 shares of its common stock on December 22, 2003. The Company does not anticipate receiving a material amount of operating revenue within the foreseeable future, and as such, the current trend in losses from operations is expected to continue. The Company's current business plans call for the continued exploration of potential mineral deposits in Brazil. Future operating losses will be funded through the cash, cash equivalents and certificates of deposit currently on hand.

         The most significant component of expenses which has contributed to the Company's net operating losses for the past two fiscal years is exploration, shown above, representing approximately 48% of the fiscal 2003 expenses and approximately 51% of the fiscal 2002 expenses. The Company's other significant component of expenses, general and administrative expenses, have remained fairly constant for the past two years, amounting to $281,957 in 2003 and $292,575 and 2002.

      a. The majority of professional fees included in general and administrative expenses are those of attorneys, consultants, auditors and accountants. During each of the two years in the period ended October 31, 2003, legal fees included in general and administrative expenses totaled $18,250 in 2003 (6.47%) and $18,943 (6.47%)in 2002. Audit, accounting and outside consultants fees for the periods totaled $$28,269 in 2003 (10.03%) and $41,999 in 2002 (14.35%).

      b. Wages, exclusive of payroll taxes, were $72,000 in 2003 (25.54%) and $79,000 in 2002 (27%); and payroll taxes were $11,830 in 2003
            (4.20%) and $11,894 in 2002 (4.07%).

      c. Other general and administrative expenses were $151,608 in 2003 (53.77%) and $140,739 in 2002 (48.10%).

         The balance of general and administrative expenses is an aggregation of many expense accounts, none of them being individually significant. These accounts include auto expense, travel, postage, printing, office rent and office supplies, etc. In general, management has been conscientious in striving to reduce and control general and administrative expenses. The stability of general and administrative costs during the past two fiscal years is a positive reflection on management's cost control efforts.

    Liquidity and Capital Resources.
    --------------------------------

         Operations during 2003 and 2002 were funded from working capital. Working capital at October 31, 2003 and 2002 was $312,651 and $893,021, respectively. The Company also raised $250,000 from the sale of 1,100,000 shares of its common stock on December 22, 2003.

         The Company's anticipated capital requirements for the current fiscal year are as follows:

                                                           2003
                                                        ---------
      Leasehold exploration and
        carrying costs                                  $ 250,000
      Other general and
        administrative expenses                           200,000
                                                         --------
                                                         $450,000
                                                         ========

The Company has no material capital commitments or agreements which would require significant outlays of capital during fiscal 2003.

         Based on these estimated expenses, the Company anticipates its working capital at October 31, 2003, will be sufficient to fund its projected exploration activities in Brazil, and to maintain a level of corporate operations comparable with the past several years, for the next 12 months. This estimate, however, assumes that expenses will continue at levels experienced in the past. Developments may cause an increase in expenses that may shorten the period in which the Company can continue to operate without seeking additional funding. For example, the Company may decide to develop mining properties based on the results of its exploration activities. Alternatively, the Company could incur expenses associated with a merger or other transaction designed to diversify its operations as described in Item 1 above under the heading "Business." The Company hopes to increase its working capital during through the sale of its available-for-sale securities, but there is no assurance the Company will be successful in completing such sale or that it would realize the carrying value of its available-for-sale securities upon a sale.

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

    Inflation.
    ----------

         The impact of inflation on the Company's operations will vary. The future price of gold, and the level of future interest rates could directly affect the Company's share of any future operating revenue. Lower interest rates and higher gold prices may enhance the value of the Company's holdings.

         Because the Company does not have a source of revenue, serious increases in inflation could increase the Company's general and administrative expenses and make it difficult to remain within its budget. However, the inflation rate has remained relatively low, with only a minor impact on the Company during fiscal 2003 and 2002. Management does not anticipate material increases in the inflation rate during the immediate future.

    Environmental Rules and Regulations.
    ------------------------------------

         The Company is not aware of any noncompliance with environmental rules and regulations, nor has the Company been cited by any local, state or national agency either in the United States or South America for noncompliance with environmental rules and regulations. The Company is not aware of any potential reclamation costs in any of the areas in which it has conducted exploration.

    Forward-Looking Statements.
    ---------------------------

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward- looking," including statements contained in this Annual Report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond the Company's control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Item 7.  Financial Statements.

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

Board of Directors and Stockholders
Gold Standard, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Gold Standard, Inc. and Subsidiaries as of October 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended October 31, 2003. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Gold Standard, Inc. and Subsidiaries as of October 31, 2003, and the results of their operations and their cash flows for the year ended October 31, 2003 in conformity with U.S. generally accepted accounting principles.

Mayer Hoffman McCann, P. C.
Salt Lake City, Utah
January 7, 2004

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


Board of Directors and Stockholders
Gold Standard, Inc.

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Gold Standard, Inc. for the year ended October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Gold Standard, Inc. and Subsidiaries as of October 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

FOOTE, PASSEY, GRIFFIN & CO., LC
January 6, 2003
                                     F-2

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2003

                                                                      2003
                                                              ---------------
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                     $       312,651
Accounts receivable                                                       100
Prepaid expenses                                                        6,073
                                                              ---------------
     TOTAL CURRENT ASSETS                                            318,824
                                                              ---------------

PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and amortization                              12,101
                                                              ---------------
OTHER ASSETS
Available for sale securities                                         205,333
                                                              ---------------
      TOTAL ASSETS                                            $       536,258
                                                              ===============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade                                       $         1,243
Income taxes payable                                                      100
                                                              ---------------
      TOTAL CURRENT LIABILITIES                                         1,343
                                                              ---------------

STOCKHOLDERS' EQUITY
Common stock, par value $.001, authorized 100,000,000
shares, issued and outstanding, 10,158,864 shares                      10,159
Additional paid in capital                                         13,305,549
Other comprehensive income                                            111,668
Notes receivable from related party for stock issued                 (147,943)
Accumulated deficit                                               (12,744,518)
                                                              ---------------
      TOTAL STOCKHOLDERS' EQUITY                                      534,915
                                                              ---------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $       536,258
                                                              ===============

          See Notes to Consolidated Financial Statements

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      Years ended October 31, 2003 and 2002

                                                  2003                2002
                                          ---------------     ---------------
REVENUE                                   $             -     $            -
                                          ---------------     ---------------

EXPENSES
General and administrative                        281,957             292,575
Leasehold exploration and carrying costs          300,692             269,743
Depreciation and amortization                       4,370              10,348
                                          ---------------     ---------------
                                                  587,019             572,666
                                          ---------------     ---------------
     OPERATING LOSS                              (587,019)           (572,666)
                                          ---------------     ---------------
OTHER INCOME
Interest income                                    14,307              28,144
Gain on disposal of equipment                           -              15,478
                                          ---------------     ---------------
     TOTAL OTHER INCOME                            14,307              43,622
                                          ---------------     ---------------
     LOSS BEFORE INCOME TAXES                    (572,712)           (529,044)

INCOME TAX EXPENSE                                    100                 100
                                          ---------------     ---------------
     NET LOSS                             $      (572,812)    $      (529,144)
                                          ===============     ===============

Basic and diluted earnings per share of
common stock
     Net loss per share                   $         (0.06)    $         (0.05)
                                          ===============     ===============

Weighted average number of common shares
     outstanding                               10,158,864          10,158,864
                                          ===============     ===============


          See Notes to Consolidated Financial Statements

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended October 31, 2003 and 2002

                             Comprehensive   Number of  Common    Additional
                                Income        Shares    Stock  Paid-in Capital
Balance, October 31, 2001                   10,158,864  $10,159  $13,305,549

Net loss                    $(529,144)

Net change in unrealized
gains on available for
sale securities               189,951
                            ---------
Comprehensive loss          $(339,193)
                            =========
Accretion of imputed
interest
                                            -----------  -------  -----------
Balance, October 31, 2002                    10,158,864   10,159  $13,305,549

Net loss                    $(572,812)

Net change in unrealized
gains on available for
sale securities               (78,283)
                            ---------
Comprehensive loss          $(651,095)

Accretion of imputed
interest
                                             ----------  -------  -----------
Balance, October 31, 2003                    10,158,864  $10,159  $13,305,549
                                             ==========  =======  ===========

[CONTINUED]
                      GOLD STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended October 31, 2003 and 2002

                            Receivable
                               From
                              Related                  Other         Total
                            Party for  Accumulated Comprehensive Stockholders'
                          Stock Issued    Deficit      Income       Equity
Balance, October 31, 2001 $(132,169)    $(11,642,562) $      -  $  1,540,977

Net loss                                    (529,144)               (529,144)

Net change in unrealized
gains on available for
sale securities                                        189,951       189,951

Comprehensive loss

Accretion of imputed
interest                     (5,101)                                  (5,101)
                          ---------     -------------  -------  ------------
Balance, October 31, 2002  (137,270)      (12,171,706) 189,951     1,196,683

Net loss                                     (572,812)              (572,812)

Net change in unrealized
gains on available for
sale securities                                        (78,283)      (78,283)

Comprehensive loss

Accretion of imputed
interest                    (10,673)                                 (10,673)
                          ---------     -------------  --------  -----------
Balance, October 31, 2003 $(147,943)    $ (12,744,518) $111,668  $   543,915

                           ========    ============== =========  ===========

          See Notes to Consolidated Financial Statements

                      GOLD STANDARD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Years ended October 31, 2003 and 2002

                                                         2003         2002
                                                     ------------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          $(572,812)     $(529,144)
   Adjustments to reconcile net loss to net cash
   flows from operating activities:
     Depreciation                                        4,370         10,348
     Accretion of discount on note receivable          (10,673)        (5,101)
     Gain on disposal of equipment                           -        (15,478)
     Decrease (increase) in operating assets:
       Receivables                                           -          7,412
       Accrued interest                                      -          9,260
       Prepaid expenses                                  1,296         (1,893)
     Decrease in operating liabilities:
       Accounts payable                                 (1,163)        (2,550)
       Accrued liabilities                                (647)            (1)
                                                 -------------  -------------
       NET CASH FLOWS FROM OPERATING ACTIVITIES       (579,629)      (527,147)
                                                 -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from certificates of deposit                     -      1,354,112
   Proceeds from disposal of equipment                       -         21,883
   Investment in property, plant and equipment            (741)       (15,375)
                                                 -------------  -------------
       NET CASH FLOWS FROM INVESTING ACTIVITIES           (741)     1,360,620
                                                 -------------  -------------

       NET INCREASE (DECREASE) IN CASH                (580,370)       833,473

       CASH, BEGINNING OF YEAR                         893,021         59,548
                                                 -------------  -------------
       CASH, END OF YEAR                         $     312,651  $     893,021
                                                 =============  =============

          See Notes to Consolidated Financial Statements

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies

     Principles of consolidation - The accounts of Gold Standard, Inc. and its three wholly-owned subsidiaries are included in the consolidation. All intercompany balances and significant transactions have been eliminated.

     Nature of operations   Gold Standard, Inc., a Utah Corporation, was
     organized for the purpose of carrying on property acquisition and gold exploration programs in the United States and South America.

     Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue recognition   The Company recognizes revenue from its activities
     as it is earned.

     Depreciation and amortization - Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

     Assets                                    Useful Lives

     Furniture and equipment                       5-7 years
     Transportation equipment                        5 years
     Leasehold improvements                          3 years

     Cash and cash equivalents and interest bearing deposits   Includes cash
     on hand, bank demand deposit accounts, money market accounts, and instruments readily convertible to cash with a maturity of three months or less. The carrying amounts reported in the balance sheet for cash and cash equivalents and interest bearing deposits approximate those assets' fair values.

     Marketable securities - Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. At December 31, 2003, the Company's investment portfolio consisted of marketable equity securities classified as available-for-sale.

     Investment in mining properties - Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned. As of October 31, 2003 there were no geologic areas under production.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of significant accounting policies

     Long-lived assets   When facts and circumstances indicate that the cost
     of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the estimated undiscounted future cash flows. A forecast showing lack of long-term profitability, a significant decline in market share, and a current period operating or cash flow loss combined with a history of operating or cash flow losses are conditions, among others, that would trigger an impairment assessment of the carrying amount of long-lived assets.

     Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. If there is an impairment, an impairment charge would be determined by comparing the carrying amount of the assets to the applicable estimated future cash flows, discounted at a risk-adjusted rate or market appraisals. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

     Loss per share - The Company applies Statements of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128) which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the "treasury stock" method. The Company had no common stock equivalents outstanding at October 31, 2003 in the form of stock options or warrants (Notes 6 and 7).

     Comprehensive income - The Company applies Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS No.
     130). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

     Income taxes   Deferred income taxes are provided for temporary
     differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

     Stock based compensation - The Company applies Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (SFAS 123) which requires disclosure of the fair value and other characteristics of stock options. The Company has chosen under the provisions of SFAS 123 to continue using the intrinsic value method of accounting for employee stock based compensation in accordance with the Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of significant accounting policies

     The Company has issued compensatory stock warrants to officers, employees and consultants during the course of business. No warrants were issued in 2003 or 2002 and warrants issued in previous years expired in 2003; therefore, no compensation expense was recorded for warrants in 2003 or 2002.


     Reported and proforma net loss and loss per share are as follows:

                                               Years Ended October 31,
                                                2003            2002

     Net loss
         As reported                         $(572,812)    $(529,144)
         Pro forma                            (572,812)     (529,144)

     Loss per share
         As reported                         $   (0.06)    $   (0.05)
         Pro forma                               (0.06)        (0.05)

     Stock warrant activity is summarized as follows for years ended October 31, 2003 and 2002:
                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                Shares           Price

      Warrants outstanding, October 31, 2001    640,000         $  0.22
      Granted                                         -               -
      Cancelled or expired                            -               -
                                                -------         -------
      Warrants outstanding, October 31, 2002    640,000         $  0.22

      Granted                                         -               -
      Cancelled or expired                     (640,000)          (0.22)
                                                -------         -------
      Warrants outstanding, October 31, 2003          -               -
                                                =======         =======

      Effects of recent accounting pronouncements   In July 2002, the FASB
      issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposals that are initiated after December 31, 2002. SFAS 146 has had no effect on the financial position, results of operations, or cash flows of the Company.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of significant accounting policies (Continued)

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to SFAS 123's fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statements amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 has had no effect on the results of operations or statements of financial position of the Company.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The adoption of this Statement has had no effect on the financial position, results of operations, or cash flows of the Company.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It requires the issuer to clarify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 has had no effect on the financial position, results of operations, or cash flows of the Company.

      In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Amount other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003 and had no effect on the financial position, results of operations, or cash flows of the Company.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general, a variable entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity's activity to be consolidated by a company if the company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a
      majority of the entity's residual return or both.    The consolidation
      requirements of FIN 46 apply immediately to

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of significant accounting policies (Continued)

      variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003, which was subsequently delayed until the fourth quarter of 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the interpretation did not have any impact on the Company's financial statements.

      In November 2002, the EITF reached a consensus on issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of the EITF Issue No. 00-21 will apply to revenue arrangements entered into fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 will have no effect on the Company's financial position, results of operations, or cash flows.

(2)    Investment in affiliated company

      On April 26, 2002, Pan American Motorsports (PAMS) agreed in principal with an unrelated third party, Queench, Inc., (Queench) to issue 7,000,000 shares of its stock to unrelated parties in exchange for cash. At the same time, the PAMS president sold 1,000,000 shares of PAMS stock to Queench. In addition, Gold Standard and its president and the PAMS president transferred voting rights for shares beneficially owned by each to Queench until April 26, 2004. As a result of these transactions, Gold Standard's ownership percentage in PAMS dropped to 11.6% effective with the closing date of the transactions of May 31, 2002. Gold Standard now accounts for its investment in PAMS under FASB 115, Accounting for Certain Investments in Debt and Equity Securities, as available for sale securities.

      The aggregate fair value, cost basis and unrealized holding gain of Gold Standard's investment in PAMS at October 31, 2003 are as follows:

      Available for sale investment           $205,333
      Cost basis                                93,665
                                              --------
      Unrealized holding gain included in
      other comprehensive income              $111,668
                                              ========

(3)   Mining properties

      During the reporting periods, the Company held directly or through its subsidiaries, mineral and exploration rights to property located in the Dugway region of western Utah, southern Uruguay and Brazil. All exploration costs associated with these activities during the two years ended October 31, 2003 have been charged to operations as incurred. No development costs have been capitalized on these properties through October 31, 2003.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)   Property and equipment

      Property and equipment at October 31, 2003 is as follows:

     Cost
       Furniture and equipment                    $119,954
       Transportation equipment                    132,999
       Leasehold improvements                        3,201
                                                  --------
          Total cost                               256,154
     Accumulated depreciation and amortization     244,053
                                                  --------
          Net property and equipment              $ 12,101
                                                  ========

     The aggregate depreciation and amortization charged to operations was $4,370 and $10,348 for the years ended October 31, 2003 and 2002, respectively.

 (5) Related party transactions

     On January 18, 2000, the president of the Company exercised an agreement to purchase 100,000 shares of common stock in exchange for a non interest bearing note in the amount of $150,000. The note has been discounted at a rate of 6.21% and is due on January 18, 2004.

(6)  Non-compensatory stock warrants

     In connection with issuance of its common stock, the Company issued warrants to outside parties for the purchase of additional shares at specified prices in the future. These warrants expired in 2003 and no additional non-compensatory warrants were issued.

(7)  Equity

     In May 2003, the Company approved an eight for one stock split which increased the common stock from 1,269,858 shares issued and outstanding to 10,158,864 shares issued and outstanding. The par value remained unchanged at $0.001 per share with 100,000,000 shares of common stock authorized. All share information and per share data have been retroactively restated for all period presented to reflect the stock split.

(8)  Income taxes

     The Company has significant net operating loss and net capital loss carry-forwards which give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset. There are no other timing differences which arise from recognizing income and expense in different periods for financial and tax reporting purposes.

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  Income taxes (Continued)

      The Company's gross deferred tax asset attributable to the net operating loss and net capital loss carryforwards and the associated valuation allowance is summarized as follows:

                                                     Years Ended October 31,
                                                        2003            2002

             Deferred income taxes
             Net operating loss carryforward         $1,813,733    $2,241,174
             Deferred tax valuation allowance        (1,813,733)   (2,241,174)
                                                     ----------    ----------
                     Net deferred tax asset          $        -    $        -
                                                     ==========    ==========

      Net changes in the valuation allowance totaled $427,441 and $65,121 for the years ended October 31, 2003 and 2002, respectively.

      The Company has Federal net operating losses of $5,100,000 which expire in the years 2004 through 2023. State net operating losses total $1,680,000 and expire in the years 2009 through 2018.

(9)   Concentrations of credit risk

      The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. At times the Company's cash in its banks exceeds the federally insured limits.

(10)  Cash flow disclosures

      The following is a summary of supplemental cash flow information:

                                                     Years Ended October 31,
                                                        2003            2002

      Cash paid:
        Interest expense, net of amount capitalized $     -    $      -
                                                    =======    ========
        Income taxes                                $   100    $    100
                                                    =======    ========

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Segment information

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

     The Company has had no revenues during the two years ended October 31, 2003. The following table presents property and equipment, net of accumulated depreciation and amortization, based upon the location of the asset:

                                       Years Ended October 31,
                                        2003              2002
                  United States         $  1,110     $   932
                  South America           10,991      14,798
                                        --------     -------
                                        $ 12,101     $15,730
                                        ========     =======

(12)  Subsequent Events

     On December 19, 2003, the Company entered into a Stock Purchase Agreement with FCMI Financial Corporation (FCMI). FCMI purchased 1,100,000 shares of common stock with $.001 par value for $250,000. The Company is subject to certain representations and warranties as provided by the Stock Purchase Agreement.

     In January 2004, the Company announced that the Brazilian Project is ready for drilling as the Pombo deposit has the potential of developing into a major gold-copper porphyry deposit. The initial surface work indicates that even without the porphyry deposit potential being realized, a million ounces of gold can be contained in one fault/shear zone that has been extensively mapped and sampled on the property. The Company is preparing the drill sites on the Pombo claims for the commencement of drilling. All drilling costs will be funded through joint ventures. There are risks and uncertainties related to this announcement as the Company's effort to develop and commercialize the Pombo Project in Brazil may not be successful.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Effective, January 22, 2003, the principals of Foote, Passey, Griffin & Co., LC, the independent accounting firm that had historically audited the Company's financial statements, transferred that firm's attest services to, and became owners in, the independent accounting firm of Mayer Hoffman McCann P.C. On March 17, 2003, the Company engaged the independent accounting firm of Mayer Hoffman McCann P.C. to perform attest services for the Company for the fiscal 2003 year which ended on October 31, 2003. See the Company's 8-K Current Report dated March 17, 2003, which was filed with the Securities and Exchange Commission on March 18, 2003, and which is incorporated herein by reference. See Part III, Item 13.

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

Officer/
Director
Name             Age     Position                                       Since
----             ---     --------                                     --------
Scott L. Smith    77      Chairman of the Board, President, Principal    1972
                          Executive Officer, Treasurer, Principal
                          Financial Officer and Chief Accounting Officer
Bret C. Decker    49      Director, Vice President, Secretary            1996
Gerald L. Sneddon 73      Director                                       1996
Nilton P. Franke  49      Vice President                                 1997
Marlon U. Stones  59      Director                                       2004*
               * Effective February 15, 2004.

     Family Relationships.
     ---------------------

          No family relationship exists among any of the directors or officers. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors.

     Audit Committee Financial Expert.
     ---------------------------------

          The Company does not have an audit committee or an audit committee financial expert. The Company does not believe, based upon its limited operations, that the failure to have such a committee or expert is material to the financial statements of the Company.

     Resumes of Directors and Executive Officers.
     --------------------------------------------

          The principal occupations of the executive officers and directors named above for at least the past five years are as follows:

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

          Nilton P. Franke. Mr. Franke has been a full-time geologic consultant to the Company for the past five years. He is the President of the Company's subsidiary company in Brazil, Gold Standard Minas, S.A. He was appointed to serve as the Company's Vice-President - Exploration, in 1997.

          Marlon U. Stones. Mr. Stones has been the President of Tri-Com Enterprises, Inc., a business communications and computer consulting firm located in Salt Lake City, Utah, for the past eight years.

     Employment Agreements.
     ----------------------

         All officers of the Company are "at-will" employees, except for Scott L, Smith. The Company had a five year Employment Agreement with Mr. Smith, which Agreement began August 15, 2000 and provided for an annual salary of $85,000, with an increase in the second year and fourth year of $1,000 per month, or such larger increases as were determined by the Board of Directors in its discretion. Under the Agreement, Mr. Smith could be terminated only for certain defined causes. The Agreement also included a covenant not to compete. This Agreement was extended, effective January 30, 2004, to August 15, 2008, with an increase in the 2006 and 2008 of $1,000 per month, or such larger increases as were determined by the Board of Directors in its discretion.

     Section 16(a) Beneficial Reporting Compliance.
     ----------------------------------------------

          Section 16(a) of the Exchange Act requires that the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, file initial reports of stock ownership and reports of changes in stock ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms that they file.

          Based solely on a review of the copies of such forms furnished to the Company or written representations from certain persons, the Company believes that during the Company's 2003 fiscal year, all filing requirements applicable to its officers, directors and ten-percent owners of the Company were met by such persons.

          Recent grants by the Board of Directors of warrants that are outlined under the heading "Recent Sales of Restricted Securities" of Part II,
Item 5 of this Annual Report, will require the directors and executive officers of the Company who received these grants to respectively file Forms 3 with the Securities and Exchange Commission to report their beneficial ownership of these warrants, which comprise the only securities of the Company that are owned by these persons. The Company believes that these Forms 3 will be filed with the Securities and Exchange Commission on or before February 17, 2004.

          Code of Ethics.
          ---------------

          The Company has adopted a Code of Ethics that applies to all of the Company's directors and executive officers serving in any capacity for the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, which Code of Ethics is attached hereto in Part III, Item 13, as Exhibit 14. See Part III, Item 13 of this Annual Report.

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

                           Summary Compensation Table

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and        Year or               Other  Rest- Under- LTIP  Other
Principal       Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position        Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
----------------------------------------------------------------------

Scott L. Smith
Chairman and   10/31/03 $72,000   0     0     0     0      0     0
President      10/31/01 $79,000   0     0     0     0      0     0

     Options Grants in Last Fiscal Year.
     -----------------------------------

       The Company granted no options or warrants during the fiscal year ended October 31, 2003. However, see the headings "Securities Authorized for Issuance under Equity Compensation Plans" and "Recent Sales of Restricted Securities" under Part II, Item 5 of this Annual Report, for information of grants of warrants to directors and executive officers.

     Compensation of Directors.
     --------------------------

         See the headings "Securities Authorized for Issuance under Equity Compensation Plans" and "Recent Sales of Restricted Securities" under Part II,
Item 5 of this Annual Report, for information of grants of warrants to directors and executive officers. The Company reimburses directors for expenses associated with attending board meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The following tables set forth certain information as of January 30, 2003 regarding beneficial ownership of the Company's common stock, by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock; (ii) each director and executive officer of the Company; and
(iii) all executive officers and directors of the Company as a group. Common stock is considered "beneficially owned" by a person if such person, directly or indirectly, through any contract, arrangement, understanding or otherwise, has or shares: (i) voting power for the stock; and/or (ii) investment power for the stock (including the power to dispose of the stock). Such "beneficial ownership" also includes stock that a person has the right to acquire within 60 days of January 30, 2004. Unless otherwise indicated, to the knowledge of the Company the persons or entities named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them, subject to applicable community property laws. The percentage ownership for each person is calculated based on the total outstanding shares as of January 30, 2004 (11,998,864 shares) and assumes that all the common stock that could be acquired by that person within 60 days (an aggregate of 740,000 shares under management warrants), by option exercise or otherwise, has in fact been acquired and that no other shareholder has exercised a similar right to acquire additional shares.

                 Name and Address of         Amount and Nature of   Percent
Class            Beneficial Owner            Beneficial Ownership   of Class
-----            ----------------            --------------------   --------
Common           Scott L. Smith              1,237,568(1)           10.3%
                 4931 Marilyn Drive
                 Salt Lake City, Utah

Common           FCMI Financial Corporation 1,941,744(2)            16.2%
                 347 Bay Street, Second Floor
                 Toronto, Ontario

Common           Nilton P. Franke              320,000(3)            2.6%
                 Rua Tibagi, 294-Jala 1003
                 Curitiba, PR, Brazil

Common           Bret C. Decker                160,000(4)            1.3%
                 6071 Linden Way
                 Salt Lake City, UT 84121

Common           Gerald L. Sneddon             160,000(5)             1.3%
                 351 East Curling
                 Boise, ID 83702

Common           Marlon U. Stones              100,000(6)              .8%
                 4320 South 700 East, No. 2
                 Salt Lake City, Utah 84107

Common           All directors and executive 1,977,568               16.5%
                 officers as group (Messrs.
                 Smith, Franke, Decker,
                 Sneddon and Stones)


          (1) President, Treasurer and Chairman of the Company. Includes: (i) 1,150,008 shares held directly; and (ii) 87,560 shares held in the name of Mr. Smith's spouse.

          (2) Beneficial owner. Includes 1,941,744 shares held directly. Mr. Albert D. Friedberg is the President of FCMI Financial Corporation, which is controlled by Mr. Friedberg and owned by Mr. Friedberg and members of his immediate family.

          (3) Vice President of the Company. Includes warrants that are currently exercisable to purchase 320,000 shares of Company's common stock referenced elsewhere in this Annual Report.

          (4) Vice President, Secretary and Director of the Company. Includes warrants that are currently exercisable to purchase 160,000 shares of Company's common stock referenced elsewhere in this Annual Report.

          (5) Director of the Company. Includes warrants that are currently exercisable to purchase 160,000 shares of Company's common stock referenced elsewhere in this Annual Report.

          (6) Director of the Company. Includes warrants that are currently exercisable to purchase 100,000 shares of Company's common stock referenced elsewhere in this Annual Report.

Item 12.  Certain Relationships and Related Transactions.

          The Company currently holds a promissory note for $150,000 from Scott L. Smith, given by Mr. Smith in connection with the exercise of a stock option for 100,000 shares of the Company's common stock on January 18, 2001. The note is non-recourse, interest free, and was due in a single payment on January 17, 2004, and is secured by a pledge of the option shares acquired with the note. Effective on January 30, 2004, this note was extended by the Board of Directors on the same terms and conditions to January 18, 2007.

          No other director or executive officer was indebted to the Company during the 2003 or 2003 fiscal years or involved in any financial transaction with the Company.

         For a description of the compensation arrangements between the Company and its directors and executive officers, see Part III, Item 10 of this Annual Report.

Item 13.  Exhibits and Reports on Form 8-K

          (a) The following Exhibits are attached hereto or incorporated herein by reference as indicated in the table below:


Exhibit                                                 Location if other
No.           Title of Document                         than attached hereto
---           -----------------                         --------------------
3.01*         Articles of Incorporation                 1999 Form 10-K
                                                        Exhibit 3.01
3.02*         Amended Bylaws                            2000 Form 10-KSB
                                                        Exhibit 3.02
10.01*#       Employment Agreement for Scott Smith      1999 Form 10-K
                                                        Exhibit 10.01
14            Code of Ethics

21            Subsidiaries of the Company               Exhibit 21

31.1          302 Certification

31.2          302 Certification

32            906 Certification

8-K Current Report dated March 17, 2003, regarding a change in auditors*
------------------
* Denotes exhibits specifically incorporated in this Form 10-KSB by reference to other filings of the Company pursuant to the provisions of Securities and Exchange Commission Rule 12b-32 and Regulation S-B, Item 10(f)(2). These documents are located under File No. 33-17286 at, among other locations, the Securities and Exchange Commission, Public Reference Branch, 450 5th St., N.W., Washington, D.C. 20549.

# Identifies management or compensatory plans, contracts, or arrangements.

          (b) The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this Annual Report.

Item 14.  Controls and Procedures

          As of January 30, 2004, an evaluation was performed by the Company's management, including the CEO and one of its vice-presidents, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective as of January 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to that date.

          The Company's auditors have noted that one employee is responsible for maintaining accounting records. This employee also signs checks and is responsible for reconciling bank account records; only one signature is required on the checks. The Company's auditors have recommended that an independent person be responsible for reviewing the monthly bank statements and reconciliations, and that this concern could be satisfied by having an employee outside of the accounting functions or an accounting firm perform this function. Management intends to implement this recommendation.

Item 15. Principal Accountant Fees and Services.

     Audit Fees.
     -----------

          During the fiscal year ended October 31, 2003, audit expenses were $22,000; and during the fiscal year ended October 31, 2002, audit expenses were $17,500.

     Audit Related Fees.
     -------------------

          During the fiscal years ended October 31, 2003 and 2002, the Company had no other audit related fees.

     Tax Fees.
     ---------

          During the fiscal year ended October 31, 2003, tax related audit fees were $2,000; and during the fiscal year ended October 31, 2002, tax related audit fees were $2,600.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GOLD STANDARD, INC.

Date: February 13, 2004                   /s/ SCOTT L. SMITH
                                          ------------------------------------
                                            Scott L. Smith, President


Date: February 13, 2004                   /s/ BRET C. DECKER
                                          ------------------------------------
                                            Bret C. Decker, Secretary