Form 10QSB
period 2004-01-31
GOLD STANDARD INC
filed 2004-03-22
CIK 42136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2004

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

                              January 30, 2004

                            10,458,864 shares

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                 January 31,     October 31,
                                                     2004             2003
                                                   (Unaudited)
              ASSETS
CURRENT ASSETS
Cash and cash equivalents                        $     441,012    $   312,651
Accounts receivable                                        100            100
Prepaid expenses                                         5,513          6,073
                                                 -------------    -----------
         TOTAL CURRENT ASSETS                          446,625        318,824

PROPERTY AND EQUIPMENT, AT COST
Equipment and leasehold improvements                    11,056         12,101
                                                 -------------    -----------
                                                        11,056         12,101

OTHER ASSETS
Available for sale securities                          231,000        205,333
                                                 -------------    -----------
                                                       231,000        205,333
                                                 -------------    -----------
                                                 $     688,681    $   536,258
                                                 =============    ===========

               LIABILITIES AND EQUITY

CURRENT LIABILITIES
 Accounts payable - trade                        $         714    $     1,243
 Income taxes payable                                      100            100
                                                 -------------    -----------
         TOTAL CURRENT LIABILITIES                         814          1,343

STOCKHOLDERS' EQUITY
 Common stock, par value $.001, authorized
  100,000,000 shares, issued and outstanding
  10,458,864 shares at January 31, 2004 and
  10,158,864 shares at October 31, 2003.                10,459         10,159
 Additional paid-in capital                         13,405,248     13,305,549
 Other comprehensive income                            137,335        111,668
 Note receivable from related party for stock
  issued                                                     0       (147,943)
 Accumulated deficit                               (12,865,175)   (12,744,518)
                                                   -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                    687,867        534,915
                                                   -----------    -----------
                                                   $   688,681    $   536,258
                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three months ended
                                                    January 31,
                                                2004         2003
                                            (Unaudited)   (Unaudited)
INCOME FROM OPERATIONS                    $        0   $        0

EXPENSES
 Depreciation                                  1,071        1,071
 Leasehold exploration and
   carrying costs                             55,502       77,510
 General and administrative:
   Legal                                       3,923          629
   Other                                      62,538       64,757
                                          ----------   ----------
    NET LOSS FROM OPERATIONS                (123,006)    (143,967)

OTHER INCOME
 Interest income                               2,349        2,384
                                          ----------   ----------
      NET LOSS                            $ (120,657)  $ (141,583)
                                          ==========   ==========
Net loss per common share                 $    (0.01)  $    (0.01)
                                          ==========   ==========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Three months ended
                                                January 31,
                                            2004         2003
                                          (Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income loss                          $ (120,657) $ (141,583)
 Add (deduct) adjustments to
 cash basis:
  Depreciation                                 1,043       1,071
  Increase (decrease) in:
    Accounts payable                            (528)       (448)
  Decrease (increase) in:
    Prepaid expenses                             560       3,454
                                          ----------  ----------
       NET CASH PROVIDED BY/
       (USED IN) OPERATING
       ACTIVITIES                           (119,582)   (137,506)

CASH FLOWS FROM INVESTMENT ACTIVITIES
  Decrease/(increase) in note receivable     147,943        (740)
  Increase in common stock and additional
   paid in capital from sale of additional
   shares                                    250,000           0
  Decrease in common stock and additional
   paid in capital from the recission of
   issued shares                            (150,000)          0
                                          ----------   ---------
        NET CASH USED IN
        INVESTMENT ACTIVITIES                247,943        (740)
                                          ----------   ---------
NET INCREASE (DECREASE) IN CASH              128,361    (138,246)

CASH BALANCE AT BEGINNING OF PERIOD          312,651     893,021
                                          ----------   ---------
CASH BALANCE AT END OF PERIOD             $  441,012   $ 754,775
                                          ==========   =========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               January 31, 2004 and October 31, 2003
                         (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     Financial Statements
     The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 2003, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at January 31, 2004, have been made. All such adjustments were of a normal, recurring nature.

     Principles of Consolidation
     The accompanying consolidated financial statements at January 31, 2004, include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions are eliminated.

     Nature of Operations
     Gold Standard South, a Utah corporation, was organized for the purpose of carrying on a property acquisition and gold exploration programs in the United States and South America.

     In January 2004, the Company announced that the Brazilian Project is ready for drilling as the Pombo deposit has the potential of developing into a major gold-copper porphyry deposit. The Company is preparing the drill sites on the Pombo claims for the commencement of drilling. All drilling costs will be funded through joint ventures. There are risks and uncertainties related to the Pombo Project in Brazil as the Company's effort to develop and commercialize the Pombo claims in Brazil may not be successful.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               January 31, 2004 and October 31, 2003
                         (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Revenue Recognition
     The Company recognizes revenue from its activities as it is earned.

     Depreciation and amortization
     Depreciation and amortization are computed on the straight-line method over the following useful lives:

                                                   Years
               Furniture and equipment              5-7
               Transportation equipment              5
               Leasehold improvements            lease term

          Cash and Cash Equivalents and Interest Bearing Deposits
     Includes cash on hand, bank demand deposit accounts, money market accounts and instruments readily convertible to cash with a maturity of three months or less. The carrying amounts reported in the balance sheet for cash and cash equivalents and interest bearing deposits approximate those assets' fair values.

     Marketable Securities
     Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. At January 31, 2004, the Company's investment portfolio consisted of marketable equity securities classified as available-for-sale.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               January 31, 2004 and October 31, 2003
                         (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Investment in Mining Properties
     Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are put into production, sold or abandoned. As of January 31, 2004, there were no geological areas under production.

     Long-lived Assets
     When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is preformed by comparing the carrying value of the assets to the estimated undiscounted future cash flows. A forecast showing lack of long-term profitability, a significant decline in market share, and a current period operating or cash flow loss combined with a history of operating or cash flow losses are conditions, among others, that would trigger an impairment assessment of the carrying amount of long-lived assets.

     Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations. If there is an impairment, an impairment charge would be determined by comparing the carrying amount of the assets to the applicable estimated future cash flows, discounted at a risk-adjusted rate or market appraisals. In addition, the remaining amortization period for the impaired asset would be reassessed and revised, if necessary.

     Loss Per Share
     The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128), which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the "treasury stock" method. The Company has common

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               January 31, 2004 and October 31, 2003
                         (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     stock equivalents outstanding at January 31, 2004 in the form of stock warrants. These warrants were excluded in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

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

     Stock based compensation
          The Company applies Statement of Financial Accounting Standards No.
123,
     Accounting for Stock Based Compensation, (SFAS 123) which requires disclosure of the fair value and other characteristics of stock options. The Company has chosen under the provisions of SFAS 123 to continue using the intrinsic value method of accounting for employee stock based compensation in accordance with the Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees.

          The Company has issued compensatory stock warrants to officers, employees and consultants during the course of business. No warrants were issued in 2003 and warrants issued in previous years expired without being exercised in 2003. Additional stock warrants were issued to employees on January 30, 2004. No compensation expense is recognized in the Company's financial statements in 2004 because the exercise price of the Company's employee stock options equals the market price of the Company's common stock on the date of the grant.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               January 31, 2004 and October 31, 2003
                         (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     If the Company determined compensation costs based on the fair value at the grant date for its stock options as required under SFAS 123, net earnings and earnings per share would have been reduced to the following pro forma amounts:

                              Three Months Ended January 31,
                                   2004             2003

          Net loss
               As reported    $    (120,657) $    (141,583)
               Pro forma      (330,777)      (141,538)

          Loss per share
               As reported    $       (0.01) $       (0.01)
               Pro forma         (0.03) $       (0.02)


     The weighted-average fair values at date of grant for compensatory warrants were estimated using the Black-Scholes option pricing model using the following assumptions: (1) no expected dividend yields; (2) an expected volatility rate of 280%; and (3) expected weighted average lives of 3.92 years. The weighted-average risk-free interest rate applied was 1.875%.


     Stock warrant activity is summarized as follows:
                                                  Weighted
                                                  Average
                                                  Exercise
                                          Shares     Price

     Warrants outstanding October 31, 2003
               Granted                  960,000   $    0.22
          Cancelled or expired                     -              -
     Warrants outstanding January 31, 2004   960,000   $    0.22

     All 960,000 warrants at January 31, 2004 were exercisable at $.22 per share and carried a weighted average remaining contractual life of 3.92 years.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               January 31, 2004 and October 31, 2003
                         (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Effects of recent accounting pronouncements
     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposals that are initiated after December 31, 2002. SFAS 146 has had no effect on the financial position results of operations, or cash flows of the Company.

     In December 2002, the FASB issued SFAS No. 148; Accounting for Stock Based Compensation Transition and Disclosure that amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to SFAS 123's fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statements amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 has had no effect on the results of operations or statements of financial position of the Company.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The adoption of this Statement has had no effect on the financial position, results of operations, or cash flows of the Company.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               January 31, 2004 and October 31, 2003
                         (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It requires the issuer to clarify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003, has had no effect on the financial position, results of operations, or cash flows of the Company.

     In November 2002, the FASB issued Financial Interpretation No.(FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003, and had no effect on the financial position, results of operations, or cash flows of the Company.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entries. In general, a variable entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights nor (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity's activity to be consolidated by a company if the company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual return or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003, which was subsequently delayed until the fourth quarter of 2003. Certain of the disclosure requirements apply in all

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               January 31, 2004 and October 31, 2003
                         (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the interpretation did not have any impact on the Company's financial statements.

     In November 2002, the EITF reached a consensus on issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of the EITF Issue No. 00-21 will apply to revenue arrangements entered into fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 will have no effect on the Company's financial position, results of operation, or cash flows.


NOTE 2 - INVESTMENT IN AFFILIATED COMPANY

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               January 31, 2004 and October 31, 2003
                         (Unaudited)

NOTE 2 - INVESTMENT IN AFFILIATED COMPANY (Continued)

     The aggregate fair value, cost basis and unrealized holding gain of Gold Standard's investment in PAMS at January 31, 2004 is as follows:

             Available for sale investment         $231,000

             Cost basis                              93,665

             Unrealized holding gain included in
                other comprehensive income         $137,335


NOTE 3 - MINING PROPERTIES

   The Company holds directly or through its subsidiaries, mineral and exploration rights to property located in the Dugway region of western Utah, southern Uruguay and Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies. No development costs have been capitalized on these properties through January 31, 2004.


NOTE 4   PROPERTY AND EQUIPMENT

   Property and equipment at January 31, 2004 is as follows:

        Cost
           Furniture and equipment              $119,954
           Transportation equipment              132,999
           Leasehold improvements                       3,201
              Total cost                         256,154
        Accumulated depreciation and
         Amortization                            245,098

              Net property and equipment        $ 11,056

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               January 31, 2004 and October 31, 2003
                         (Unaudited)


NOTE 5 - RELATED PARTY TRANSACTIONS

   The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long-term cash advances. As of January 31, 2004, the Company had receivables from these companies of $513,936, $2,993,212 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

   In April 2000 the Company president exercised options to purchase 800,000 shares of common stock at $.1875 per share. The shares were purchased with a non-interest bearing promissory note in the amount of $150,000. The note was due on January 18, 2004. The note was not paid per the terms of the agreement and consequently the $150,000 balance of the note was removed and the issuance of the 800,000 was rescinded.


NOTE 6   EQUITY

   In May 2003, the Company approved an eight for one stock split which increased the common stock from 1,269,858 shares issued and outstanding to 10,158,864 shares issued and outstanding. The par value remained unchanged at $0.001 per share with 100,000,000 shares of common stock authorized. All share information and per share data have been retroactively restated for all periods presented to reflect the stock split.

   On December 19, 2003, the Company entered into a Stock Purchase Agreement with FCMI Financial Corporation (FCMI). FCMI purchased 1,100,000 shares of common stock with a $.001 par value for $250,000. The Company is subject to certain representations and warranties as provided by the Stock Purchase Agreement.

NOTE 7   NONCOMENSATORY STOCK WARRANTS

   On January 30, 2004, the Company issued warrants to outside Board of Directors as continued inducement of these parties to serve in the capacities in which they presently serve the Company. Unexercised warrants aggregate 580,000 shares at

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               January 31, 2004 and October 31, 2003
                         (Unaudited)

NOTE 7   NONCOMENSATORY STOCK WARRANTS (Continued)

   January 31, 2004. They carry a weighted average price of $.22 per share and have a weighted average remaining life of 3.92 years.

NOTE 8 - INCOME TAXES

   The Company has significant net operating loss and net capital loss carry forwards which give rise to a deferred tax asset. Because the Company has no assurance that the tax benefit from the net operating loss and net capital loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset. There are no other timing differences which arise from recognizing income and expense in different periods for financial and tax reporting purposes.

   The Company has federal net operating losses of $5,100,000 which expire in the years 2004 through 2023. State net operating losses total $1,680,000 and expire in the years 2009 through 2018.


NOTE 9   CONCENTRATION OF CREDIT RISK

        The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. At times the Company's cash in its bank exceeds the federally insured limits.


NOTE 10   SEGMENT INFORMATION

   The Company applies Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). This standard establishes standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               January 31, 2004 and October 31, 2003
                         (Unaudited)

NOTE 10   SEGMENT INFORMATION (Continued)

   standard requires the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

   The Company's only activity and, therefore, dominant business segment, is gold exploration and development.

   The Company had no revenues during the period ended January 31, 2004. The following presents property and equipment, net of accumulated depreciation and amortization, based on the location of the asset:

                       United States       $ 1,017
                       South America        10,039

                                           $11,056

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  INTRODUCTION

  The Company's business involves acquiring, exploring and, if warranted, developing gold mineralized properties. Presently, the Company is conducting only exploration activities.


  RESULTS AND PLAN OF OPERATIONS

  No revenue was generated by Company operations during the period ended January 31, 2004.

  The Company is focusing its exploration activities on its mineral holdings in South America, primarily Brazil. Exploration related expenses for the current three-month period ended January 31, 2004 were $55,502 compared to $77,510 for the three-month period ended January 31, 2003. The Company presently plans to continue its present level of exploration activities on its Brazilian properties. The Company currently anticipates that exploration expenses will continue at the level experienced in the first three months for the remainder of the current year.

  The Company has funded its operations through equity financing, and with settlement proceeds from a lawsuit that were received prior to 1996. The Company raised $250,000 through the sale of 1,100,000 shares of its common stock in December, 2003. The Company does not anticipate receiving a material amount of operating revenue within the foreseeable future, and as such, the current trend in losses from operations is expected to continue. Future operating losses will be funded through cash, cash equivalents and certificates of deposit on hand.

  The most significant component of expenses which has contributed to the Company's net operating losses is exploration, representing approximately 45% of expenses for the three month period ended January 31, 2004 and approximately 54% of expenses for the three month period ended January 31, 2003. The Company's general and administrative expenses, excluding legal expenses totaled $62,538 for the three-month period ended January 31, 2004 compared to $64,757 for the three-month period ended January 31, 2003. The most significant general and administrative expense category during the three-month period ended January 31, 2004 was wages and salaries in the amount of $117,000 ($117,000 in 2003). The balance of general and administrative expenses includes professional fees, office supplies and expenses, office rent, travel, etc. Expenses for the remaining nine months of the year should remain close to level in the first three months of the year. The Company's management has been conscientious in striving to control general and administrative expenses. The stability of general and administrative costs during the past years is a positive reflection on management's cost control efforts. The Company has no long-term debt nor material capital commitments which would require significant outlays of cash during the remainder of the year.

    The Company anticipates its working capital at January 31, 2004 will be sufficient to fund its projected exploration activities in Brazil and to maintain a level of corporate operations comparable with past years, for the remaining nine months of the year. However, developments may cause an increase in expenses that may shorten the period in which the Company can continue to operate without seeking additional funding. The Company hopes to increase its working capital through the sale of its available-for-sale securities, but there is no assurance the Company will be successful in completing such sale or that it would realize the carrying value of its available-for-sale securities upon a sale. If the Company determines to continue operations beyond that which can be supported with its current working capital, it will need to obtain additional funding. The Company has no immediate plans to seek significant funding through additional equity offerings or debt financing.


  INFLATION

  The impact of inflation on the Company's operations will vary. The future price of gold and the level of future interest rates could directly affect the Company's operating revenue. Lower interest rates and higher gold prices enhance the value of the Company's investments.

  Because the Company does not have a source of revenue, serious increases in inflation could increase the Company's general and administrative expenses and make it difficult to remain within its budget. However, the inflation rate has remained relatively low, with only a minor impact on the Company. Management does not anticipate material increases in the inflation rate during the immediate future.


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


  FORWARD LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on the behalf of Company. The Company and its representatives may from time to time make written or oral statements that are not "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond Company's control, including changes in global economic conditions, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance however, that management's expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

  Changes in company-wide strategies, which may result in changes in types or mix of business in which Company is involved or chooses to invest; changes in U.S, global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede Company's access to, or increase the cost of, external financing for its operations and investments; increased competitive pressures, both domestically and internationally; legal and regulatory developments, such as regulatory actions affecting environmental activities; the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes; and labor disputes, which may lead to increased costs or disruption of operations.

  This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3.   Controls and Procedures.

     Within 90 days of the date of this report, an evaluation was performed by the Company's President and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Company's management concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 31, 2004.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     None; not applicable.

Item 2.   Changes in Securities.

     There has been 300,000 shares issued during the quarter ended January 31, 2004. (Need to tell to whom and for what) Who is the transfer agent?

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

     None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         31.1 302 Certification of Scott L. Smith

         31.2 302 Certification of Bret C. Decker

         32 906 Certification

     (b) Reports on Form 8-K.*

         None.

                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GOLD STANDARD, INC.


Date: 3/22/04                            By:/s/Scott L. Smith
      --------                              ------------------------
                                            Scott L. Smith
                                            President and Chief Financial
                                            Officer and Director

Date: 3/22/04                            By:/s/Bret C. Decker
      --------                              ------------------------
                                            Bret C. Decker, Secretary