Form 10QSB/A
period 2004-01-31
GOLD STANDARD INC
filed 2004-04-29
CIK 42136

Exhibit 32
                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the annual report of Gold Standard, Inc. (the "Company") on Form 10-QSB/A-1 for the period ending January 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), We, Scott L. Smith, President and director and Bret C. Decker, Secretary of our Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: 3/22/04                           /s/Scott L. Smith
      --------------                     ---------------------------
                                         Scott L. Smith
                                         President and director


Dated: 3/22/04                           /s/Bret C. Decker
      --------------                     ---------------------------
                                         Bret C. Decker
                                         Secretary and director