Form 10QSB
period 2004-04-30
GOLD STANDARD INC
filed 2004-06-14
CIK 42136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2004

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                   April 30,     October 31,
                                                     2004             2003
                                                   (Unaudited)
              ASSETS
CURRENT ASSETS
Cash and cash equivalents                        $     278,805    $   312,651
Accounts receivable                                        100            100
Prepaid expenses                                         2,965          6,073
                                                 -------------    -----------
         TOTAL CURRENT ASSETS                          281,870        318,824

PROPERTY AND EQUIPMENT, AT COST
Equipment and leasehold improvements                    10,012         12,101
                                                 -------------    -----------
                                                        10,012         12,101

OTHER ASSETS
Available for sale securities                          133,467        205,333
                                                 -------------    -----------
                                                       133,467        205,333
                                                 -------------    -----------
                                                 $     425,349    $   536,258
                                                 =============    ===========

               LIABILITIES AND EQUITY

CURRENT LIABILITIES
 Accounts payable - trade                        $      21,650    $     1,243
 Accrued liabilities                                     2,337              0
 Income taxes payable                                      100            100
                                                 -------------    -----------
         TOTAL CURRENT LIABILITIES                      24,087          1,343

STOCKHOLDERS' EQUITY
 Common stock, par value $.001, authorized
  100,000,000 shares, issued and outstanding
  10,458,864 shares at April 30, 2004 and
  10,158,864 shares at October 31, 2003.                10,459         10,159
 Additional paid-in capital                         13,405,248     13,305,549
 Other comprehensive income                             39,801        111,668
 Note receivable from related party for stock
  issued                                                     0       (147,943)
 Accumulated deficit                               (13,054,246)   (12,744,518)
                                                   -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                    401,262        534,915
                                                   -----------    -----------
                                                   $   425,349    $   536,258
                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three months ended     Six months ended
                                    April 30,             April 30,
                                 2004         2003     2004         2003
                              (Unaudited) (Unaudited)(Unaudited)(Unaudited)
INCOME FROM OPERATIONS        $        0   $        0  $      0  $       0

EXPENSES
 Depreciation                      1,044        1,071     2,087      2,142
 Leasehold exploration and
   carrying costs                 92,778       78,164   148,280    155,674
 General and administrative:
   Legal                          12,143       10,298    16,066     10,927
   Other                          83,196       73,958   145,734    138,715
                              ----------   ----------  --------  ---------
    NET LOSS FROM OPERATIONS    (189,161)    (163,491) (312,167)  (307,458)

OTHER INCOME
 Interest income                      89        1,612     2,438      3,996
 Miscellaneous income                  0            0         0          0
                              ----------   ----------  --------  ---------
      NET LOSS                $ (189,072)  $ (161,879)$(309,729) $(303,462)
                              ==========   ==========  ========  =========
Net loss per common share     $    (0.02)  $    (0.02)$   (0.03) $   (0.03)
                              ==========   ==========  ========  =========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Three months ended
                                                April 30,
                                            2004         2003
                                          (Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income loss                          $ (189,072) $ (161,879)
 Add (deduct) adjustments to
 cash basis:
  Depreciation                                 1,044       1,071
  Increase (decrease) in:
    Accounts payable                          20,936         189

    Accrued liabilities                        2,337           0
  Decrease (increase) in:
    Prepaid expenses                           2,548       1,905
                                          ----------  ----------
       NET CASH PROVIDED BY/
       (USED IN) OPERATING
       ACTIVITIES                           (162,207)   (158,714)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Purchase of equipment                            0        (741)
  Decrease/(increase) in note receivable           0        (585)
  Increase in common stock and additional
   paid in capital from sale of additional
   shares                                          0           0
  Decrease in common stock and additional
   paid in capital from the recission of
   issued shares                                   0           0
                                          ----------   ---------
        NET CASH USED IN
        INVESTMENT ACTIVITIES                      0      (1,326)

NET INCREASE (DECREASE) IN CASH             (162,207)   (160,040)

CASH BALANCE AT BEGINNING OF PERIOD          441,012     754,775
                                          ----------   ---------
CASH BALANCE AT END OF PERIOD             $  278,805   $ 594,735
                                          ==========   =========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               April 30, 2004 and October 31, 2003
                           (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     Financial Statements
     The financial information provided in the Consolidated Balance Sheet for the year ended October 31, 2003, has been taken from the audited financial statements at that date. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at April 30, 2004, have been made. All such adjustments were of a normal, recurring nature.

     Principles of Consolidation
     The accompanying consolidated financial statements at April 30, 2004, include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions are eliminated.

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               April 30, 2004 and October 31, 2003
                           (Unaudited)


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

     Marketable Securities
     Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. At April 30, 2004, the Company's investment portfolio consisted of marketable equity securities classified as available-for-sale.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               April 30, 2004 and October 31, 2003
                           (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Investment in Mining Properties
     Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are put into production, sold or abandoned. As of April 30, 2004, there were no geological areas under production.

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

     Loss Per Share
     The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128), which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the "treasury stock" method. The Company has common

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               April 30, 2004 and October 31, 2003
                           (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     stock equivalents outstanding at April 30, 2004 in the form of stock warrants. These warrants were excluded in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               April 30, 2004 and October 31, 2003
                           (Unaudited)

     If the Company determined compensation costs based on the fair value at the grant date for its stock options as required under SFAS 123, net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                    Six Months Ended April 30,
                                         2004        2003

               Net loss
                 As reported        $(309,729)    $(303,462)
                 Pro forma           (519,849)     (303,462)

               Loss per share
                 As reported        $    0.03     $    0.03
                 Pro forma               0.05          0.03

     The weighted-average fair values at date of grant for compensatory warrants were estimated using the Black-Scholes option pricing model using the following assumptions: (1) no expected dividend yields; (2) an expected volatility rate of 280%; and (3) expected weighted average lives of 3.67 years. The weighted-average risk-free interest rate applied was 1.875%.

     Stock warrant activity is summarized as follows:

                                                              Weighted
                                                               Average
                                                              Exercise
                                               Shares           Price

       Warrants outstanding October 31, 2003
            Granted                            $960,000        $  0.22

            Cancelled or expired                      -              -
                                               --------        -------
       Warrants outstanding April 30, 2004     $960,000        $  0.22
                                               ========        =======

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               April 30, 2004 and October 31, 2003
                           (Unaudited)

   All 960,000 warrants at April 30, 2004 were exercisable at $.22 per share and carried a weighted average remaining contractual life of 3.67 years.


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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               April 30, 2004 and October 31, 2003
                           (Unaudited)


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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               April 30, 2004 and October 31, 2003
                           (Unaudited)


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


NOTE 2   REALIZATION OF ASSETS

   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception of $13,054,246.

   The above may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               April 30, 2004 and October 31, 2003
                           (Unaudited)

NOTE 2   REALIZATION OF ASSETS (Continued)

   The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligation on a timely basis, to raise additional capital through the sale of capital stock, to obtain financing, and to attain profitable operations.

   Management has developed a plan that it believes will allow it to continue as a going concern by raising additional capital through the sale of its capital stock, by obtaining financing, and ultimately achieving profitable operations.


NOTE 3 - INVESTMENT IN AFFILIATED COMPANY

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

   The aggregate fair value, cost basis and unrealized holding gain of Gold Standard's investment in PAMS at April 30, 2004 is as follows:


             Available for sale investment         $133,467

             Cost basis                              93,666
                                                   --------
             Unrealized holding gain included in
                other comprehensive income         $ 39,801
                                                   ========

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               April 30, 2004 and October 31, 2003
                           (Unaudited)


NOTE 4 - MINING PROPERTIES

   The Company holds directly or through its subsidiaries, mineral and exploration rights to property located in the Dugway region of western Utah, southern Uruguay and Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies. No development costs have been capitalized on these properties through April 30, 2004.


NOTE 5   PROPERTY AND EQUIPMENT

   Property and equipment at April 30, 2004 is as follows:

        Cost
           Furniture and equipment           $119,954
           Transportation equipment              132,999
           Leasehold improvements                  3,201
                                                --------
              Total cost                         256,154
        Accumulated depreciation and
         Amortization                            246,142
                                                --------
              Net property and equipment        $ 10,012

                                                ========

NOTE 6 - RELATED PARTY TRANSACTIONS

   The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long-term cash advances. As of April 30, 2004, the Company had receivables from these companies of $513,936, $3,083,434 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               April 30, 2004 and October 31, 2003
                           (Unaudited)

NOTE 7   EQUITY

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


NOTE 8   NONCOMENSATORY STOCK WARRANTS

   On January 30, 2004, the Company issued warrants to outside Board of Directors as continued inducement of these parties to serve in the capacities in which they presently serve the Company. Unexercised warrants aggregate 580,000 shares at April 30, 2004. They carry a weighted average price of $.22 per share and have a weighted average remaining life of 3.67 years.


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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               April 30, 2004 and October 31, 2003
                           (Unaudited)

NOTE 9 - INCOME TAXES (Continued)

   The Company has federal net operating losses of $5,100,000 which expire in the years 2004 through 2023. State net operating losses total $1,680,000 and expire in the years 2009 through 2018.


NOTE 10   CONCENTRATION OF CREDIT RISK

   The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. At times the Company's cash in its bank exceeds the federally insured limits.


NOTE 11   SEGMENT INFORMATION

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

   The Company had no revenues during the period ended April 30, 2004. The following presents property and equipment, net of accumulated depreciation and amortization, based on the location of the asset:

                       United States            $   926
                       South America              9,086
                                                -------
                                                $10,012
                                                =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     INTRODUCTION

     The Company's business involves acquiring, exploring and, if warranted, developing gold mineralized properties. Presently, the Company is conducting only exploration activities.


     RESULTS AND PLAN OF OPERATIONS

     No revenue was generated by Company operations during the period ended April 30, 2004.

     The Company is focusing its exploration activities on its mineral holdings in South America, primarily Brazil. Exploration related expenses for the three-month period ended April 30, 2004 were $92,778 compared to $78,164 for the three-month period ended April 30, 2003. Exploration related expenses for the six-month period ended April 30, 2004 were $148,280 compared to $155,674 for the six-month period ended April 30, 2003. The Company presently plans to continue its present level of exploration activities on its Brazilian properties. The Company currently anticipates that exploration expenses will continue at the level experienced in the first six months for the remainder of the current year.

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

     The most significant component of expenses which has contributed to the Company's net operating losses is exploration, representing approximately 49% of expenses for the three-month period ended April 30, 2004 and approximately 48% of expenses for the three-month period ended April 30, 2003. Exploration expenses have represented approximately 48% of expenses for the six-month period ended April 30, 2004 and approximately 51% of expenses for the six-
month period ended April 30, 2003.   The Company's general and administrative
expenses, excluding legal expenses totaled $83,196 for the three-month period ended April 30, 2004 compared to $73,958 for the three-month period ended April 30, 2003. General and administrative expenses, excluding legal expenses totaled $145,734 for the six-month period ended April 30, 2004 compared to
$138,715 for the six-month period ended April 30, 2003.   The most significant
general and administrative expense category during the six-month period ended April 30, 2004 was wages and salaries in the amount of $78,000 ($78,000 in
2003). The balance of general and administrative expenses includes professional fees, office supplies and expenses, office rent, travel, etc. Expenses for the remaining six months of the year, with the exception of professional and consulting fees, should remain close to level in the first six months of the year. With completion of year-end accounting services, professional and consulting fees should decrease considerably during the
remaining six months of the year.    The Company's management has been
conscientious in striving to control general and administrative expenses. The stability of general and administrative costs during the past years is a positive reflection on management's cost control efforts. The Company has no long-term debt nor material capital commitments which would require significant outlays of cash during the remainder of the year.

       The Company anticipates its working capital at April 30, 2004 will be sufficient to fund its projected exploration activities in Brazil and to maintain a level of corporate operations comparable with past years, for the remaining nine months of the year. However, developments may cause an increase in expenses that may shorten the period in which the Company can continue to operate without seeking additional funding. The Company hopes to increase its working capital through the sale of its available-for-sale securities, but there is no assurance the Company will be successful in completing such sale or that it would realize the carrying value of its available-for-sale securities upon a sale. If the Company determines to continue operations beyond that which can be supported with its current working capital, it will need to obtain additional funding. The Company has no immediate plans to seek significant funding through additional equity offerings or debt financing.


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

Item 3.   Controls and Procedures.

     Within 90 days of the date of this Quarterly Report and as of the end of the quarterly period covered thereby, an evaluation was performed by the Company's President and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Company's management concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2004.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     None; not applicable.

Item 2.   Changes in Securities.

     Recent Sales of Restricted Securities.
     --------------------------------------

     The following shares of common stock of the Company that are "restricted securities" were issued during the past quarterly period ending January 31, 2004:

     Common Stock.
     -------------

          Name                Number of Shares        Date     Consideration
          ----                ----------------        ----     -------------

FCMI Financial Corporation    1,100,000               12/22/03 $250,000

     The following warrant to acquire common stock of the Company that are "restricted securities" were issued to the following directors and executive officers of the Company during the past quarterly period ending January 31, 2004:

     Warrants.
     ---------

          Name                Number of Warrants        Date     Consideration
          ----                ------------------        ----     -------------

Bret C. Decker                160,000                   01/30/04 Grant*

Nilton D. Franke              320,000                   01/30/04 Grant*

Scott L. Smith                800,000                   01/30/04 Grant*

Gerald L. Sneddon             160,000                   01/30/04 Grant*

Marlon U. Stones              100,000                   01/30/04 Grant*

               * Expiring on December 31, 2007.

Item 3.   Defaults Upon Senior Securities.

    None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

     Effective January 30, 2004, the Company rescinded the transaction whereby the Company's President, Scott L. Smith, executed and delivered a promissory note in favor of the Company in the amount of $150,000 for the issuance of 800,000 shares of common stock. The Promissory Note was executed on January 18, 2001, and the 800,000 shares of common stock were issued for the purpose of protecting the Company from an adverse take over that had not been approved by the Board of Directors of the Company. The Promissory Note was due and payable on January 18, 2004, but the reasons for the transaction, i. e., a need to protect the Company from an adverse non-Board of Director approved take over, were no longer required, in the opinion of the Board of Directors; accordingly, this Promissory Note was rescinded and the 800,000 shares of common stock issued to Mr. Smith were cancelled.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         31.1 302 Certification of Scott L. Smith

         31.2 302 Certification of Bret C. Decker

         32 906 Certification

     (b) Reports on Form 8-K.*

         None.

                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GOLD STANDARD, INC.


Date: 6/14/2004                          By:/s/Scott L. Smith
      ---------                             ------------------------
                                            Scott L. Smith
                                            President and Chief Financial
                                            Officer and Director

Date: 6/14/2004                          By:/s/Bret C. Decker
      ---------                             ------------------------
                                            Bret C. Decker, Secretary