Form 10QSB/A
period 2004-04-30
GOLD STANDARD INC
filed 2004-06-22
CIK 42136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB/A-1

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

                              April 30, 2004

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                   April 30,
                                                     2004
                                                   (Unaudited)
              ASSETS
CURRENT ASSETS
Cash and cash equivalents                        $     278,805
Accounts receivable                                        100
Prepaid expenses                                         2,965
                                                 -------------
         TOTAL CURRENT ASSETS                          281,870

PROPERTY AND EQUIPMENT, AT COST
Equipment and leasehold improvements                    10,012
                                                 -------------
                                                        10,012

OTHER ASSETS
Available for sale securities                          133,467
                                                 -------------
                                                       133,467
                                                 -------------
                                                 $     425,349
                                                 =============

               LIABILITIES AND EQUITY

CURRENT LIABILITIES
 Accounts payable - trade                        $      21,650
 Accrued liabilities                                     2,337
 Income taxes payable                                      100
                                                 -------------
         TOTAL CURRENT LIABILITIES                      24,087

STOCKHOLDERS' EQUITY
 Common stock, par value $.001, authorized
  100,000,000 shares, issued and outstanding
  10,458,864 shares at April 30, 2004                   10,459
 Additional paid-in capital                         13,405,248
 Other comprehensive income                             39,801
 Accumulated deficit                               (13,054,246)
                                                   -----------
         TOTAL STOCKHOLDERS' EQUITY                    401,262
                                                   -----------
                                                   $   425,349
                                                   ===========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three months ended     Six months ended
                                    April 30,             April 30,
                                 2004         2003     2004         2003
                              (Unaudited) (Unaudited)(Unaudited)(Unaudited)
SALES                         $        0   $        0  $      0  $       0

EXPENSES
 Depreciation                      1,044        1,071     2,087      2,142
 Leasehold exploration and
   carrying costs                 92,778       78,164   148,280    155,674
 General and administrative:
   Legal                          12,143       10,298    16,066     10,927
   Other                          83,196       73,958   145,734    138,715
                              ----------   ----------  --------  ---------
    NET LOSS FROM OPERATIONS    (189,161)    (163,491) (312,167)  (307,458)

OTHER INCOME
 Interest income                      89        1,612     2,438      3,996
                              ----------   ----------  --------  ---------
      NET LOSS                $ (189,072)  $ (161,879)$(309,729) $(303,462)
                              ==========   ==========  ========  =========
Basic and diluted net loss
per common share              $    (0.02)  $    (0.02)$   (0.03) $   (0.03)
                              ==========   ==========  ========  =========
Weighted average number of
common shares outstanding     10,458,864   10,158,864 10,529,743 10,458,864
                              ==========   ========== ========== ==========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six months ended
                                                     April 30,
                                                  2004       2003
                                              (Unaudited)(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income loss                               $(309,729) $(303,462)
 Add (deduct) adjustments to
 cash basis:
  Depreciation                                     2,087      2,142
  Increase (decrease) in:
    Accounts payable                              20,408       (258)
    Accrued liabilities                            2,337          0
  Decrease (increase) in:
    Prepaid expenses                               3,108      5,358
                                               ---------  ---------
       NET CASH PROVIDED BY/
       (USED IN) OPERATING
       ACTIVITIES                               (281,789)  (296,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                0       (741)
  Decrease/(increase) in note
  receivable                                     147,943     (1,325)
  Increase in common stock and
  additional paid in capital from
  sale of additional shares                      250,000          0
  Decrease in common stock and
  additional paid in capital from
  the recission of issued shares                (150,000)         0
                                               ---------  ---------
        NET CASH USED IN
        INVESTING ACTIVITIES                     247,943     (2,066)

NET INCREASE (DECREASE) IN CASH                  (33,846)  (298,286)

CASH BALANCE AT BEGINNING OF PERIOD              312,651    893,021
                                               ---------  ---------
CASH BALANCE AT END OF PERIOD                  $ 278,805  $ 594,735
                                               =========  =========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          April 30, 2004
                           (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     Financial Statements
     In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flow at April 30, 2004, and for the three and six months ended April 30, 2004, have been made. All such adjustments were of a normal, recurring nature.

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 2004
                           (Unaudited)


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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          April 30, 2004
                           (Unaudited)


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

     Net Loss Per Common Share
     The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128), which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the "treasury stock" method. The Company has common

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 2004
                           (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     stock equivalents outstanding at April 30, 2004 in the form of stock warrants. These 960,000 warrants were excluded in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 2004
                           (Unaudited)

     If the Company determined compensation costs based on the fair value at the grant date for its stock options as required under SFAS 123, net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                  Three Months Ended April 30,
                                         2004        2003

               Net loss
                 As reported        $(189,072)    $(161,879)
                 Pro forma           (399,822)     (161,879)

               Loss per share
                 As reported        $   (0.02)    $   (0.02)
                 Pro forma              (0.04)        (0.02)


                                    Six Months Ended April 30,
                                         2004        2003

               Net loss
                 As reported        $(309,729)    $(303,462)
                 Pro forma           (519,849)     (303,462)

               Loss per share
                 As reported        $   (0.03)    $   (0.03)
                 Pro forma              (0.05)        (0.03)

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

     Stock warrant activity is summarized as follows:

                                                              Weighted
                                                               Average
                                                              Exercise
                                               Shares           Price

       Warrants outstanding October 31, 2003          -        $     -
            Granted                             960,000           0.22

            Cancelled or expired                      -              -
                                                -------        -------
       Warrants outstanding April 30, 2004      960,000        $  0.22
                                               ========        =======

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 2004
                           (Unaudited)

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

   The company anticipates its working capital at April 30, 2004 will be sufficient to maintain corporate operations for the remaining 6 months of the year. The company plans to increase working capital through the sale of available for sales securities but there is no assurance that the company will complete the sale.

   If the company determines to continue operations beyond that which can be supported with its current working capital, it will need to obtain additional funding. The Company has no immediate plans to seek significant funding through additional equity offerings or debt financing.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 2004
                           (Unaudited)

NOTE 3 - INVESTMENT IN AFFILIATED COMPANY

   On April 26, 2002, Pan American Motorsports (PAM) agreed in principle with an unrelated third party, Queench, Inc., (Queench) to issue
   7,000,000 shares of its stock. At the same time, the PAMS president sold 1,000,000 shares of PAMS stock to Queench. In addition, Gold
   Standard and its president and the PAMS president transferred voting rights for shares beneficially owned by each to Queench until April 26, 2004. Queench became a controlling shareholder and the name of the Company, PAMS was changed to Queench. As a result of these transactions, Gold Standard's ownership percentage in Queench dropped from 21.6% to 11.6% effective with the closing date of the transactions of May 31, 2002. Gold Standard now accounts for its investment in Queench under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

   The aggregate fair value, cost basis and unrealized holding gain of Gold Standard's investment in Queench at April 30, 2004 is as follows:


             Available for sale investment         $133,467

             Cost basis                              93,666
                                                   --------
             Unrealized holding gain included in
                other comprehensive income         $ 39,801
                                                   ========

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 2004
                           (Unaudited)


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
                                                ========

NOTE 6 - RELATED PARTY TRANSACTIONS

   In April 2000 the Company president exercised options to purchase 800,000 shares of common stock at $.1875 per share. The shares were purchased with a non-interest bearing promissory note in the amount of $150,000. The note was due on January 18, 2004. The note was not paid per the terms of the agreement and consequently the $150,000 balance of the note was canceled and the issuance of the 800,000 was rescinded.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          April 30, 2004
                           (Unaudited)

NOTE 7  STOCKHOLDERS' EQUITY

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

   On December 19, 2003, the Company entered into a Stock Purchase
   Agreement with FCMI Financial Corporation (FCMI). FCMI purchased 1,100,000 shares of common stock for $250,000. The Company is subject to certain representations and warranties as provided by the Stock Purchase Agreement.


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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          April 30, 2004
                           (Unaudited)

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

     The Company has funded its operations through equity financing, and with settlement proceeds from a lawsuit that were received prior to 1996. The Company raised $250,000 through the sale of 1,100,000 shares of its common stock in December, 2003. The Company does not anticipate receiving a material amount of operating revenue within the foreseeable future, and as such, the current trend in losses from operations is expected to continue. Future operating losses will be funded through cash, cash equivalents and certificates of deposit on hand and through the sale of the Company's securities as needed.

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

       The Company anticipates its working capital at April 30, 2004 will be sufficient to maintain corporate operations for the remaining six months of the year. However, developments may cause an increase in expenses that may shorten the period in which the Company can continue to operate without seeking additional funding. The Company hopes to increase its working capital through the sale of its available-for-sale securities, but there is no assurance the Company will be successful in completing such sale or that it would realize the carrying value of its available-for-sale securities upon a sale. If the Company determines to continue operations beyond that which can be supported with its current working capital, it will need to obtain additional funding. The Company has no immediate plans to seek significant funding through additional equity offerings or debt financing.


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

Item 3.   Controls and Procedures.

     As of April 30, 2004, an evaluation was performed by the Company's President and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Company's management concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2004.

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

     (b) Reports on Form 8-K.

         None.

                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GOLD STANDARD, INC.


Date: 6/22/2004                          By:/s/Scott L. Smith
      ---------                             ------------------------
                                            Scott L. Smith
                                            President and Chief Financial
                                            Officer and Director

Date: 6/22/2004                          By:/s/Bret C. Decker
      ---------                             ------------------------
                                            Bret C. Decker, Secretary