Form 10QSB
period 2004-07-31
GOLD STANDARD INC
filed 2004-09-15
CIK 42136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2004

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

     Check whether the Company (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes [X]
No [ ]

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              July 31, 2004

                            10,458,864 shares

Transitional Small Business Disclosure Format (Check one):  Yes  X  No
                                                                ---   ---

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR INCLUSION IN QUARTERLY REPORT
                          ON FORM 10-QSB

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET

                                                    July 31,
                                                     2004
                                                   (Unaudited)
              ASSETS
CURRENT ASSETS
Cash and cash equivalents                        $     110,110
Accounts receivable                                        100
Prepaid expenses                                         5,260
                                                 -------------
         TOTAL CURRENT ASSETS                          115,470


PROPERTY AND EQUIPMENT, AT COST
Equipment and leasehold improvements                    22,948
                                                 -------------
                                                        22,948

OTHER ASSETS
Available for sale securities                           81,749
                                                 -------------
                                                        81,749
                                                 -------------
                                                 $     220,167
                                                 =============

               LIABILITIES AND EQUITY

CURRENT LIABILITIES
 Accounts payable - trade                        $       7,480
 Income taxes payable                                        0
                                                 -------------
        TOTAL CURRENT LIABILITIES                        7,480

STOCKHOLDERS' EQUITY
 Common stock, par value $.001, authorized
  100,000,000 shares, issued and outstanding
  10,458,864 shares at July 31, 2004                    10,459
 Additional paid-in capital                         13,405,248
 Other comprehensive income                            (11,917)
 Accumulated deficit                               (13,191,103)
                                                   -----------
         TOTAL STOCKHOLDERS' EQUITY                    212,687
                                                   -----------
                                                   $   220,167
                                                   ===========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three months ended     Nine months ended
                                    July 31,              July 31,
                                 2004         2003     2004         2003
                              (Unaudited) (Unaudited)(Unaudited)(Unaudited)
INCOME FROM OPERATIONS        $        0   $        0  $      0  $       0

EXPENSES
 Depreciation                      1,043        1,071     3,130      3,213
 Leasehold exploration and
   carrying costs                 55,682       86,323   203,962    241,997
 General and administrative:
   Legal                           7,205        6,604    23,271     17,531
   Other                          72,935       64,026   218,669    202,741
                              ----------   ----------  --------  ---------
    NET LOSS FROM OPERATIONS    (136,865)    (158,024) (449,032)  (465,482)

OTHER INCOME
 Interest income                       9          921     2,447      4,917
                              ----------   ----------  --------  ---------
      NET LOSS                $ (136,856)  $ (157,103)$(446,585) $(460,565)
                              ==========   ==========  ========  =========
Basic and diluted net loss
per common share              $    (0.01)  $    (0.02)$   (0.04) $   (0.05)
                              ==========   ==========  ========  =========
Weighted average number of
common shares outstanding     10,458,564   10,158,864  10,458,564 10,158,864

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine months ended
                                                     July 31,
                                                 2004       2003
                                             (Unaudited)(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $(446,585) $(460,565)
 Add (deduct) adjustments to
 cash basis:
  Depreciation                                   3,130      3,213
  Decrease in common stock and additional paid
   in capital from the recission of issued
   shares                                     (150,000)         0
  Decrease/(increase) in note receivable       147,943     (1,596)
  Increase (decrease) in:
    Accounts payable                             6,237        900
    Accrued liabilities                              0         36
    Income tax payable                            (100)      (100)
  Decrease (increase) in:
    Prepaid expenses                               812      1,540
                                              --------   --------
       NET CASH USED IN OPERATING ACTIVITIES  (438,563)  (456,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                        (13,978)      (741)
                                             ---------  ---------
      NET CASH USED IN INVESTING ACTIVITIES    (13,978)      (741)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in common stock and
  additional paid in capital from
  sale of additional shares                    250,000          0
                                             ---------  ---------
      NET CASH PROVIDED BY FINANCING
      ACTIVITIES                               250,000          0

NET DECREASE IN CASH                          (202,541)  (457,313)

CASH BALANCE AT BEGINNING OF PERIOD            312,651    893,021
                                             ---------  ---------
CASH BALANCE AT END OF PERIOD                $ 110,110  $ 435,708
                                             =========  =========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2004
                           (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     Financial Statements
     In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at July 31, 2004, have been made. All such adjustments were of a normal, recurring nature.

     Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Gold Standard, Inc., and its subsidiaries, Gold Standard South, Gold Standard Minas, S.A. and Tormin, S.A. As used herein, references to Gold Standard, Inc., the Registrant, or the Company refers to Gold Standard, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions are eliminated.

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2004
                           (Unaudited)

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

     Revenue Recognition
     The Company has not generated any revenues through July 31, 2004. Expected future revenues, if any, will be generated from the sale of precious metals and will be recognized when the price is reasonably determinable, the product has been delivered, title has been transferred to the customer, and collection of the sales price is reasonably assured.

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

     Marketable Securities
     Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of each purchase and re-evaluates such determination at each balance sheet date. At July 31, 2004, the Company's investment portfolio consisted of marketable equity securities classified as available-for-sale.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2004
                           (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Investment in Mining Properties
     Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geological areas are put into production, sold or abandoned. As of July 31, 2004, there were no geological areas under production.

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

     Loss Per Share
     The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128), which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the "treasury stock" method. The Company has common

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2004
                           (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     stock equivalents outstanding at July 31, 2004 in the form of stock warrants. The following warrants were excluded in the calculation of diluted loss per share because their inclusion would have been anti-dilutive:

                                       Three months ended   Nine months ended
                                     July 31,     July 31, July 31,  July 31,
                                      2004          2003    2004       2003

Compensatory stock warrants
outstanding at end of period        960,000             0   960,000         0
Noncompensatory stock warrants
outstanding at end of period        580,000             0   580,000         0
                                  ---------        ------ ---------    ------
Total stock warrants outstanding
at end of period                  1,540,000             0 1,540,000         0

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2004
                           (Unaudited)


     If the Company determined compensation costs based on the fair value at the grant date for its stock options as required under SFAS 123, net earnings and earnings per share would have been reduced to the following pro forma amounts:


                               Three months ended         Nine months ended
                             July 31,     July 31,        July 31,  July 31,
                               2004          2003         2004       2003

      Net loss
        As reported        $(136,856)     $(157,103)    $(446,585) $(465,565)
        Pro forma           (346,971)      (157,103)     (656,705)  (465,565)

      Loss per share
        As reported        $   (0.01)     $   (0.01)    $   (0.04) $   (0.05)
        Pro forma              (0.03)         (0.01)        (0.06)     (0.05)

     The weighted-average fair values at date of grant for compensatory warrants were estimated using the Black-Scholes option pricing model using the following assumptions: (1) no expected dividend yields; (2) an expected volatility rate of 280%; and (3) expected weighted average lives of 3.42 years. The weighted-average risk-free interest rate applied was 1.875%.

     Stock warrant activity is summarized as follows:

                                                               Weighted
                                                               Average
                                                               Exercise
                                                   Shares       Price
    Warrants outstanding October 31, 2003                 -            -
          Granted                                  $960,000      $  0.22
          Cancelled or expired                            -            -
                                                   --------      -------
    Warrants outstanding July 31, 2004             $960,000      $  0.22
                                                   ========      =======

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2004
                           (Unaudited)


    All 960,000 warrants at July 31, 2004 were exercisable at $.22 per share and carried a weighted average remaining contractual life of
    3.42 years.

NOTE 2   REALIZATION OF ASSETS

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception of $13,191,103.

    The above may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               July 31, 2004 and October 31, 2003
                           (Unaudited)


NOTE 2   REALIZATION OF ASSETS (Continued)

    The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to raise additional capital through the sale of capital stock, to obtain financing, and to attain profitable operations.

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

    The aggregate fair value, cost basis and unrealized holding loss of Gold Standard's investment in PAMS at July 31, 2004 is as follows:


             Available for sale investment         $ 81,749

             Cost basis                              93,666
                                                   --------
             Unrealized holding loss included in
                other comprehensive income         $(11,917)
                                                   ========

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2004
                           (Unaudited)


NOTE 4 - MINING PROPERTIES

   The Company holds directly or through its subsidiaries, mineral and exploration rights to property located in the Dugway region of western Utah, southern Uruguay and Brazil. All exploration costs associated with these properties have been charged to operations as incurred, consistent with the Company's accounting policies. No development costs have been capitalized on these properties through July 31, 2004.


NOTE 5   PROPERTY AND EQUIPMENT

   Property and equipment at July 31, 2004 is as follows:

        Cost
           Furniture and equipment              $119,954
           Transportation equipment              146,977
           Leasehold improvements                  3,201
                                                --------
              Total cost                         270,132
        Accumulated depreciation and
         Amortization                            247,184
                                                --------
              Net property and equipment        $ 22,948
                                                ========


NOTE 6 - RELATED PARTY TRANSACTIONS

   The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long-term cash advances from the Company to the subsidiaries. As of July 31, 2004, the Company had receivables from these companies of $513,936, $3,143,923 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2004
                           (Unaudited)



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


NOTE 8   NONCOMENSATORY STOCK WARRANTS

   On January 30, 2004, the Company issued warrants to outside Board of Directors as continued inducement of these parties to serve in the capacities in which they presently serve the Company. Unexercised warrants aggregate 580,000 shares at July 31, 2004. They carry a weighted average price of $.22 per share and have a weighted average remaining life of 3.42 years.


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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2004
                           (Unaudited)


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

   The Company had no revenues during the period ended July 31, 2004. The following presents property and equipment, net of accumulated depreciation and amortization, based on the location of the asset:

                       United States       $   835
                       South America        22,113
                                           -------
                                           $22,948
                                           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   INTRODUCTION

   The Company's business involves acquiring, exploring and, if warranted, developing gold mineralized properties. Presently, the Company is conducting only exploration activities.


   RESULTS AND PLAN OF OPERATIONS

   No revenue was generated by Company operations during the three and nine months ended July 31, 2004 and 2003.

   The Company is focusing its exploration activities on its mineral holdings in South America, primarily Brazil. Exploration related expenses for the three-month period ended July 31, 2004 were $55,682 compared to $86,323 for the three-month period ended July 31, 2003. Exploration related expenses for the nine-month period ended July 31, 2004 were $203,962 compared to $241,997 for the nine-month period ended July 31, 2003. The Company plans to continue its present level of exploration activities on its Brazilian properties. The Company currently anticipates that exploration expenses will continue at the level experienced in the first nine months for the remainder of the current year.

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

   The most significant component of expenses which has contributed to the Company's net operating losses is exploration, representing approximately 41% of expenses for the three-month period ended July 31, 2004 and approximately 55% of expenses for the three-month period ended July 31, 2003. Exploration expenses have represented approximately 45% of expenses for the nine-month period ended July 31, 2004 and approximately 52% of expenses for the nine-
month period ended July 31, 2003.   The Company's general and administrative
expenses, excluding legal expenses totaled $72,935 for the three-month period ended July 31, 2004 compared to $64,026 for the three-month period ended July 31, 2003. General and administrative expenses, excluding legal expenses totaled $218,669 for the nine-month period ended July 31, 2004 compared to
$202,741 for the nine-month period ended July 31, 2003.   The most significant
general and administrative expense category during the nine-month period ended July 31, 2004 was wages and salaries in the amount of $117,000 ($117,000 in
2003). The balance of general and administrative expenses includes professional fees, office supplies and expenses, office rent, travel, and other items. Expenses for the remaining three months of the year, with the exception of professional and consulting fees, should remain close to level in the first nine months of the year. With completion of year-end accounting services, professional and consulting fees should decrease considerably during
the remaining three months of the year.    The Company's management has been
conscientious in striving to control general and administrative expenses. The continuing stability of general and administrative costs is a positive reflection on management's cost control efforts. The Company has neither long-term debt nor material capital commitments which would require significant outlays of cash during the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

   The Company anticipates its working capital at July 31, 2004 will be sufficient to fund its projected exploration activities in Brazil and to maintain a level of corporate operations comparable with the past year for the remaining three months of the year. However, developments may cause an increase in expenses that may shorten the period in which the Company can continue to operate without seeking additional funding. The Company hopes to increase its working capital through the sale of its available-for-sale securities, but there is no assurance the Company will be successful in completing such sale or that it would realize the carrying value of its available-for-sale securities upon a sale. If the Company determines to continue operations beyond that which can be supported with its current working capital, it will need to obtain additional funding. The Company has no immediate plans to seek significant funding through additional equity offerings or debt financing.

   Net cash flows used in operating activities were $438,563 for the nine months ended July 31, 2004, compared to $454,976 for the comparable period in 2003. Cash used by operations for the nine months ended July 31, 2004 and 2003 was used primarily in continued gold exploration activities in South America.

   Net cash used in investing activities primarily used to fund property and equipment purchases. Net cash provided by financing activities for the nine months ended July 31, 2004, when the Company obtained $250,000 from the sale of its common stock.

   The Company's planned activities are dependent upon the Company's ability to obtain adequate financing and there is no assurance that the Company will generate any operating revenues in the near future or that any plans to raise capital and fund operations will be successful.

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

Item 3.   Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

                                         GOLD STANDARD, INC.


Date: 9/14/2004                          By:/s/Scott L. Smith
      ---------                             ------------------------
                                            Scott L. Smith
                                            President and Chief Financial
                                            Officer and Director

Date: 9/14/2004                          By:/s/Bret C. Decker
      ---------                             ------------------------
                                            Bret C. Decker, Secretary