Form 10KSB
period 2004-10-31
GOLD STANDARD INC
filed 2005-02-14
CIK 42136

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended October 31, 2004

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant had $0 in revenues for the fiscal year ended October 31, 2004.

         As of January 31, 2005, 8,079,552 shares of the Registrant's common stock held by non-affiliates and the market value of the Registrant's common stock (based on the closing price of the shares on the OTB Bulletin Board), was approximately $1,131,137.

         The Registrant has not been involved in any bankruptcy proceedings.

         The number of shares of the Registrant's common equity outstanding as of January 31, 2005, was 10,458,864 shares of common stock.

         A description of "Documents Incorporated by Reference" is contained in the Exhibit Index, Part III, Item 13, of this Annual Report.

         Transitional Small Business Disclosure Format: Yes X   No
                                                           ---    ---

                                     PART I

Item 1.  Description of Business.

Business Development.
---------------------
     General.
     --------

          Gold Standard, Inc. was incorporated pursuant to the laws of the State of Utah on November 28, 1972, for the purpose of engaging in the exploration, production and sale of gold. The Company and its subsidiaries (the "Company") seek to acquire, lease and sell hard mineral properties and, if warranted, develop those properties which have the most economic potential. The Company also seeks opportunities for joint ventures or other financial arrangements with other companies to develop and/or operate the properties
controlled by the Company or in which it has an interest.   Currently the
Company has no development or other operations. There is no assurance that a commercially viable ore body (reserves) exists in any of the Company's properties.

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

     Material Developments During Fiscal 2004.
     -----------------------------------------

          On December 22, 2003, the Company sold 1,100,000 shares of its common stock that are "restricted securities" as that term is defined under Rule 144 of the Securities and Exchange Commission in consideration of the sum of $250,000. The Company anticipated utilizing these funds to conduct further exploration activities, following its preliminary exploration activities, on its Brazilian prospects that are under control of the Company by a grant of mineral rights from the Brazilian government.

     Material Events Subsequent to Fiscal 2004.
     ------------------------------------------

          Subsequent to the fiscal year end of October 31, 2004, the Company suspended operations on its mining properties in Brazil, due to lack of funding available to continue exploratory operations. The office has been closed and the physical assets that comprised that facility have been sold. The Company is seeking joint venture partners with which it can recommence such operations.

Business.
---------

          Since the 1994-1995 period, the Company has acquired certain mineral rights in the country of Brazil. Until recently, when these operations were suspended, exploration activities in Brazil were carried on through the Company's wholly-owned Brazilian subsidiary, Gold Standard Minas, S.A.

         To conduct its exploration activities in Brazil, Gold Standard Minas maintained offices in Curitiba, Parana, Brazil. Gold Standard Minas had 12 employees consisting of senior and junior geologists, technicians, prospectors and laborers. All employees of Gold Standard Minas were Brazilian nationals. If exploration activities are resumed, this may or may not be the case.

         The Company has two other subsidiaries, both of which are non-operating. Gold Standard South was organized for the purpose of carrying on a property acquisition and gold exploration program in the country of Uruguay. Tormin, S.A., at one time, held certain mineral exploration concessions in Uruguay; the operations ceased for these two subsidiaries in prior years.

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

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

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

     Number of Employees.
     --------------------

          As of October 31, 2004, we employed seven people. These employees consist of three executive officers and four employees involved in exploration activities. As of January 31, 2005, we employed three people.

Item 2.  Description of Property.

         The Company's present claims relate to an aggregate of approximately 30,000 acres or alvaras located in the Brazilian state of Mato Grasso.

         The properties were in the initial stages of development. As discussed above, these development activities have ceased due to lack of funding. Generalized reconnaissance, including rock sampling, stream sediment, soil geochemistry, ground geophysics and geologic mapping have been conducted in the past. The Company believes that if it locates reserves sufficient to justify commercial development, it will have rights under Brazilian mining law adequate to conduct such development.

Item 3.  Legal Proceedings.

         There are no material legal proceedings pending against or involving the Company; and none of its directors, executive officers or 10% stockholders is party to any action adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company did not submit any matters to a vote of its security holders for fiscal year ended October 31, 2004.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The common stock of the Company is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD")under the symbol "GSDD."

Market Prices and Bid Information for Common Stock.
---------------------------------------------------

         The following table sets forth, for the periods indicated, the high and low bid information for the Company's common stock on the OTC Bulletin Board for November 1, 2002, to October 31, 2004:

          Fiscal             Quarterly                         Price
           Year               Period                   High              Low
          ------             ---------                 ----              ---
          2004:            First Quarter              $0.30             $0.18
                           Second Quarter              0.35              0.18
                           Third Quarter               0.23              0.14
                           Fourth Quarter              0.17              0.11

          2003:            First Quarter              $1.15             $0.52
                           Second Quarter              0.56              0.10
                           Third Quarter               0.20              0.10
                           Fourth Quarter              0.35              0.11

         The high and low bid information respecting the quotations of the Company's common stock on the OTC Bulletin Board was provided by the National Quotations Bureau, LLC, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Holders.
     --------

          The number of record holders of the Company's common stock as of January 31, 2005, was approximately 1,799; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

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

     Securities Authorized for Issuance under Equity Compensation Plans.
     -------------------------------------------------------------------

         The following table summarizes the Company's outstanding common stock warrants:

     Warrants.
     ---------

          Name                Number of Warrants        Date     Consideration
          ----                ------------------        ----     -------------

Bret C. Decker                160,000                   01/30/04 Grant

Nilton D. Franke              320,000                   01/30/04 Grant

Scott L. Smith                800,000                   01/30/04 Grant

Gerald L. Sneddon             160,000                   01/30/04 Grant

Marlon U. Stones              100,000                   01/30/04 Grant


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


     Purchases of Company Equity Securities.
     ---------------------------------------

          None.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     Overview.
     ---------

         The Company's business involved acquiring, exploring and, when warranted, developing gold mineralized properties, which has principally ceased. Presently, the Company is seeking a joint venture partner with funds to participate in further exploration activities on its mining properties.

         The Company held directly or through its subsidiaries, mineral and exploration rights to property located in the Dugway region of western Utah, southern Uruguay and Brazil. All exploration costs associated with these activities during the two years ended October 31, 2004 have been charged to operations as incurred. No development costs have been capitalized on these properties through October 31, 2004, because the Company has not found proven mineral resources.

         The Company has funded its operations through equity financing, and with settlement proceeds from a lawsuit that were received prior to 1996.
The Company raised $250,000 through the sale of 1,100,000 shares of its common stock on December 22, 2003, there has been no other equity financing during the fiscal years 2004 and 2003. The Company will not receive operating revenue within the foreseeable future, and as such, the current trend in losses from operations is expected to continue.

          Subsequent to the fiscal year end of October 31, 2004, the Company suspended operations on it mining properties in Brazil, for lack of funding to continue exploratory operations. The office has been closed and the physical assets that comprised that facility have been sold.

     Results and Plan of Operations.
     -------------------------------

         No revenue was generated by the Company from operations for the years ended October 31, 2004 and 2003.

         Operating expenses decreased $66,042 or 11.3% for fiscal 2004 compared to fiscal 2003. This decrease is primarily a result of the following:

          1) General and administrative costs decreased $6,658 during fiscal 2004 compared to fiscal 2003. This decrease is primarily due to a decrease in wages and payroll taxes and other general and administrative expenses due primarily to lower budgeted spending resulting from the lack of funds.

               Wages, exclusive of payroll taxes, were $63,000 or 22.89%, as a percentage of total operating expenses, in fiscal 2004 compared to $72,000 or 25.54%, as a percentage of total operating expenses in fiscal 2003 and payroll taxes were $12,199 in fiscal 2004 compared to $11,830 in fiscal 2003.

               Other general and administrative expenses representing an aggregate of many expense accounts, none of them being individually significant, decreased by approximately $8,500 during fiscal 2004 compared to fiscal 2003. These expense accounts include auto expense, travel, postage, printing, office rent and office supplies, etc. In general, management has been conscientious in striving to reduce and control general and administrative expenses. The stability of general and administrative costs during the past two fiscal years is a positive reflection on management's cost control efforts.

               These decreases were offset by an increase in professional fees from $46,519 in fiscal 2003 to $56,850 in fiscal 2004. This increase is primarily due to increased professional fees resulting from additional fees required resulting from getting the Company compliant with the Sarbanes Oxley Act.

          2) Exploration costs represent approximately 46% and 51% of total operating expenses for fiscal 2004 and fiscal 2003, respectively. The decrease in exploration costs of $59,807 and as a percentage of operating expenses in the current fiscal year as compared to the same period in the prior year is primarily due to lower planned spending resulting from the lack of funds.

          3) Depreciation and amortization remained fairly constant for fiscal 2004 ($4,173) compared to fiscal 2003 ($4,370).

         Other income (expense) changed from $14,304 in fiscal 2003 to ($55,348) in fiscal 2004. During the fourth quarter 2004, the Company recorded a $68,640 loss on available for sale securities. The loss was deemed to be other than temporary. This loss was offset by an increase in other income resulting from a gain on sale of equipment of $10,845.

    Liquidity and Capital Resources.
    --------------------------------

         The Company has incurred operating losses since inception of $13,320,943. The Company has no revenues and no foreseeable future revenues. At October 31, 2004 and January 31, 2005, the Company had cash available to fund operations of $51,880 and $25,025, respectively, The Company has no lines of credit available to fund operations. The Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

         In December, 2004, the Company ceased all mining exploration activities in Brazil due to the lack of funds. The office has been closed and
the physical assets that comprised the facility have been sold.   This
situation and the matters discussed in the previous paragraph raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient capital to meet its obligations on a timely basis. The Company is attempting to raise additional funds and is searching for joint venture partners with which it can recommence operations, but it has been unsuccessful to date in raising funds or finding a joint venture partner. No assurance can be given that the Company will be able to obtain such financing on terms favorable to the Company or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company's shareholders. Should the Company fail to obtain financing in the near future, then they will be required to cease all operations.

         Operations during 2004 and 2003 were funded from working capital. Working capital at October 31, 2004 and 2003 was $56,650 and $317,481, respectively. The Company also raised $250,000 from the sale of 1,100,000 shares of its common stock on December 22, 2003.

         The Company's anticipated capital requirements for the current fiscal year are as follows:

                                                           2005
                                                        ---------
      Leasehold exploration and
        carrying costs                                  $       0
      Other general and
        administrative expenses                           150,000
                                                         --------
                                                         $150,000
                                                         ========

The anticipated capital requirements above do not allow for mining and exploration costs. These activities would require additional capital. The Company has no material capital commitments or agreements which would require significant outlays of capital during fiscal 2005.

    Inflation.
    ----------

         The impact of inflation on the Company's operations will vary. The future price of gold, and the level of future interest rates could directly affect the Company's share of any future operating revenue. Lower interest rates and higher gold prices may enhance the value of the Company's holdings.

         Because the Company does not have a source of revenue, serious increases in inflation could increase the Company's general and administrative expenses and make it difficult to remain within its budget. However, the inflation rate has remained relatively low, with only a minor impact on the Company during fiscal 2004 and 2003. Management does not anticipate material increases in the inflation rate during the immediate future.

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

Item 7.  Financial Statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

              Years Ended October 31, 2004 and 2003

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors

GOLD STANDARD, INC. AND SUBSIDIARIES

We have audited the consolidated balance sheet of Gold Standard, Inc. and Subsidiaries as of October 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended October 31, 2004. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Gold Standard, Inc. and Subsidiaries as of October 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has insufficient assets available to fund continued exploration activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/

Salt Lake City, Utah
January 29, 2005

               GOLD STANDARD, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET

                         October 31, 2004


                           A S S E T S

CURRENT ASSETS
     Cash                                                       $     51,880
     Accounts receivable                                                 100
     Prepaid expenses                                                  5,811
                                                                ------------
       TOTAL CURRENT ASSETS                                           57,791
                                                                ------------


PROPERTY, PLANT AND EQUIPMENT, at cost, less
     accumulated depreciation and amortization                        13,090
                                                                ------------
OTHER ASSETS
     Available for sale securities                                    25,025
                                                                ------------
       TOTAL ASSETS                                             $     95,906
                                                                ============

    L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES
     Accounts payable                                           $        951
     Income taxes payable                                                190
                                                                ------------
       TOTAL CURRENT LIABILITIES                                       1,141
                                                                ------------

STOCKHOLDERS' EQUITY
     Common stock, par value $.001, authorized
          100,000,000 shares, issued and outstanding
          10,458,864 shares                                           10,459
     Additional paid in capital                                   13,405,249
     Accumulated deficit                                         (13,320,943)
                                                                ------------
       TOTAL STOCKHOLDERS' EQUITY                                     94,765
                                                                ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     95,906
                                                                ============


         See Notes to Consolidated Financial Statements.

              CONSOLIDATED STATEMENTS OF OPERATIONS

              Years Ended October 31, 2004 and 2003

                                                   2004             2003
                                                 ----------       ----------
REVENUE                                          $        -       $        -
                                                 ----------       ----------
EXPENSES
     General and administrative                     275,199          281,957
     Exploration costs                              241,605          300,692
     Depreciation and amortization                    4,173            4,370
                                                 ----------       ----------
                                                    520,977          587,019
                                                 ----------       ----------
          OPERATING LOSS                           (520,977)        (587,019)
                                                 ----------       ----------
OTHER INCOME (EXPENSE)
     Interest income                                  2,447           14,304
     Gain on sale of equipment                       10,845                -
     Impairment on investment                       (68,640)               -
                                                 ----------       ----------
          TOTAL OTHER INCOME                        (55,348)          14,307
                                                 ----------       ----------
          LOSS BEFORE INCOME TAXES                 (576,325)        (572,712)

INCOME TAX EXPENSE                                      100              100
                                                 ----------       ----------
          NET LOSS                               $ (576,425)      $ (572,812)
                                                 ==========       ==========

Basic and diluted net loss per share             $    (0.06)      $    (0.06)
                                                 ==========       ==========

Weighted average shares outstanding              10,458,864       10,158,864
                                                 ==========       ==========


          See Notes to Consolidated Financial Statements

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended October 31, 2004 and 2003


                           Comprehensive   Number of  Common      Additional
                              Income        Shares    Stock    Paid-in Capital
                          --------------  ----------- -------- -------------
Balance, October 31, 2002                  10,158,864   10,159  $13,305,549

Net loss                    $(572,812)

Change in unrealized
losses on available for
sale securities, net of tax   (78,283)
                            ---------
Comprehensive loss          $(651,095)
                            =========
Accretion of imputed
interest
                                           ----------  -------  -----------
Balance, October 31, 2003                  10,158,864  $10,159  $13,305,549

Net loss                    $(576,425)

Sale of common stock                        1,100,000    1,100      248,900

Cancellation of issued shares                (800,000)    (800)    (149,200)

Change in unrealized gains
and loss on available-for-
sale securities, net of tax         -
                            ---------
Comprehensive loss          $(576,425)
                            =========
                                           ----------  -------  -----------
Balance, October 31, 2004                  10,458,864  $10,459  $13,405,249
                                           ==========  =======  ===========

[CONTINUED]
                      GOLD STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended October 31, 2004 and 2003


                            Receivable
                               From                Accumulated
                              Related                  Other         Total
                            Party for  Accumulated Comprehensive Stockholders'
                          Stock Issued    Deficit  Income(Loss)     Equity
                          ------------ ----------- ------------- -------------
Balance, October 31, 2002  (137,270)   (12,171,706)    189,951     1,196,683

Net loss                                  (572,812)                 (572,812)

Change in unrealized
losses on available for
sale securities, net of tax                            (78,283)      (78,283)

Comprehensive loss

Accretion of imputed
interest                    (10,673)                                 (10,673)
                          ---------  -------------     --------  -----------
Balance, October 31, 2003 $(147,943) $ (12,744,518)    $111,668  $   534,915

Net loss                                  (576,425)                 (576,425)

Sale of common stock                                                 250,000

Cancellation of issued
shares                      147,943                                   (2,057)

Change in unrealized
gains and loss on
available-for-sale
securities, net of tax                                 (111,668)    (111,668)

Comprehensive loss
                          ---------  -------------     --------  -----------
Balance, October 31, 2003 $       -  $ (13,320,943)   $       -  $    94,765
                          =========  ==============    ========  ===========

          See Notes to Consolidated Financial Statements

               GOLD STANDARD, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

              Years Ended October 31, 2004 and 2003



                                                           2004      2003
CASH FLOWS FROM OPERATING ACTIVITIES                   ---------   ---------
     Net loss                                          $(576,425)   (572,812)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization                    4,173       4,370
          Accretion of discount on note receivable        (2,057)    (10,673)
          Impairment on available-for-sale securities     68,640           -
          Gain on sale of equipment                      (10,845)          -
     Increase in prepaid expenses                            262       1,296
     Decrease in accounts payable                           (292)     (1,163)
     Decrease in accrued liabilities                          90        (647)
                                                       ---------   ---------
          NET CASH FLOWS USED IN OPERATING ACTIVITIES   (516,454)   (579,629)
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock              250,000           -
                                                       ---------   ---------
          NET CASH FLOWS FROM FINANCING ACTIVITIES       250,000           -
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of equipment                      19,661           -
     Purchase of equipment                               (13,978)       (741)
                                                       ---------   ---------
             NET CASH FLOWS FROM INVESTING ACTIVITIES      5,683        (741)
                                                       ---------   ---------

               NET DECREASE IN CASH                     (260,771)   (580,370)

               CASH, BEGINNING OF YEAR                   312,651     893,021
                                                       ---------   ---------
               CASH, END OF YEAR                       $  51,880   $ 312,651
                                                       =========   =========


                       See Notes to Financial Statements

               GOLD STANDARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of significant accounting policies

     Principles of consolidation - The accounts of Gold Standard, Inc. and Subsidiaries and its three wholly-owned subsidiaries are included in the consolidation. All intercompany balances and significant transactions have been eliminated.

     Nature of operations - Gold Standard, Inc., a Utah Corporation, was organized for the purpose of carrying on property acquisition and gold exploration programs in the United States and South America.

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

     Revenue recognition - The Company recognizes revenue from its activities as it is earned. No revenue has been earned for all periods presented.

     Depreciation and amortization - Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

        Assets                                    Useful Lives

     Furniture and equipment                        5-7 years
     Transportation equipment                         5 years
     Leasehold improvements                           3 years

     Cash - Substantially all of the Company's cash is held by one bank located in Utah. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with Commercial Banking relationships.

     Marketable securities - Marketable securities included in long term investments are considered available-for-sale and are carried at fair value. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income net of tax.

     Investment in mining properties - Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned. As of October 31, 2004 the Company had no capitalized direct costs associated with the development of identified resources and there were no geologic areas under production.

               GOLD STANDARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of significant accounting policies


     Loss per share - Basic and diluted net loss per share is presented in conformity with Statements of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share of common stock is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the average number of common shares outstanding plus the dilutive effect of outstanding common stock equivalents using the "treasury stock" method. The effects of the common stock equivalents (warrants) have not been included in the diluted loss per share for all periods presented as their effect would have been anti-dilutive.

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

     Income taxes - Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

     Foreign Currency Translation - The Company has an extensive inter-company relationship with the Brazilian Subsidiary which generates a high volume of inter-company transactions. The currency of the Brazilian Subsidiary is the U.S. Dollar.

     Stock based compensation - The Company accounts for stock-based compensation for employees and Board of Directors under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. We apply the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."

               GOLD STANDARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of significant accounting policies

     All stock warrants granted in previous years to employees and board members expired during 2003. At January 30, 2004, the company granted 1,540,000 stock warrants to employees and board members. The warrants were granted at an exercise price equal to the fair market value of $.22 per share at the date of grant. Thus, in accordance with the intrinsic value method, no compensation expense has been recognized for these stock warrants.

     If compensation expense based on the fair value of the warrant grants, in accordance with SFAS No. 123, our net loss per share would have been the pro forma amounts indicated below:

                                               Years Ended October 31,
                                             --------------------------
                                                2004             2003
                                             ----------     -----------
  Net loss
       As reported                           $ (576,425)    $  (572,812)
       Pro forma                               (915,037)       (572,812)

  Loss per share
       As reported                           $    (0.06)    $     (0.06)
       Pro forma                                  (0.09)          (0.06)


     For the purpose of the above table, the fair value of each stock warrant grant is estimated as of the date of the grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants during fiscal 2004: a risk-free interest rate of approximately 3%; a dividend yield of 0%; a weighted-average expected life of 3.17 years; and a volatility factor of the expected market price of our common stock of 3.67. The weighted average fair value of options granted during fiscal 2004 was $.22.


  Stock warrant activity is summarized as follows for years ended October 31, 2004 and 2003:

                                                                Weighted
                                                                 Average
                                                                Exercise
                                            Shares                Price
                                           ---------           ---------
  Warrants outstanding, October 31, 2002     640,000           $    0.22
  Granted                                          -                   -
  expired                                   (640,000)              (0.22)
                                           ---------           ---------
  Warrants outstanding, October 31, 2003           -                   -
  Granted                                  1,540,000                 .22
  expired                                          -                   -
                                           ---------           ---------
  Warrants outstanding, October 31, 2004   1,540,000           $     .22
                                           =========           =========

  Effects of recent accounting pronouncements - In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposals that are initiated after December 31, 2002. SFAS 146 has had no effect on the financial position, results of operations, or cash flows of the Company.

               GOLD STANDARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

( 1 )  Summary of significant accounting policies (Continued)

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

               GOLD STANDARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


( 1 )  Summary of significant accounting policies (Continued)

  variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003, which was subsequently delayed until the fourth quarter of 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the interpretation did not have any impact on the Company's financial statements.

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

( 2 )  Realization of assets

  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The
  Company has incurred operating losses since inception of $13,320,943. The Company has no revenues and no foreseeable future revenues. At October 31, 2004 and January 31, 2005, the Company has cash available to fund operations of $51,880 and $25,025, respectively. The Company has no lines of credit available to fund operations. The Company cannot continue with operations in the foreseeable future unless it raises additional working captial.

  In December, 2004, the Company ceased all mining exploration activities in Brazil due to the lack of funds. This situation and the matters discussed the previous paragraph raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

  The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis. The Company is attempting to raise additional funds, but it has been unsuccessful to date. No assurance can be given that the Company will be able to obtain such financing on terms favorable to the Company or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company's shareholders. Should the Company fail to obtain financing then they will be required to cease operations.

( 3 )  Available-for-sale Securities

  The fair market value of the Company's investment in available for sale securities declined substantially during the year ended October 31, 2004. The Company has determined that the decline in fair value is "other than temporary." Therefore, these securities were written down to fair value resulting in a $68,648 charge to earnings.

               GOLD STANDARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

( 4 )  Mining properties

  During the reporting periods, the Company held directly or through its subsidiaries, mineral and exploration rights to property located in Brazil. All exploration costs associated with these activities during the two years ended October 31, 2004 have been charged to operations as incurred. No development costs have been capitalized on these properties through October 31, 2004.

( 5 )  Property and equipment

  Property and equipment at October 31, 2004 is as follows:

  Cost
  Furniture and equipment                       $     118,678
  Transportation equipment                            127,812
  Leasehold improvements                                3,201
                                                -------------
  Total cost                                          249,691
  Accumulated depreciation and amortization           236,601
                                                -------------
  Net property and equipment                    $      13,090
                                                =============

  The aggregate depreciation and amortization charged to operations was $4,173 and $4,370 for the years ended October 31, 2004 and 2003, respectively.

( 6 )  Related party transactions

  The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long-term cash advances. As of October 31, 2004, the Company had receivables from these companies of $513,936, $3,169,973 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

  In April 2000 the Company's president exercised options to purchase 800,000 shares of common stock at $.1875 per share. The shares were purchased with a non-interest bearing promissory note in the amount of $150,000. Because the note is a non-interest bearing note, the Company imputed interest at 6.39% per annum. The discount was being accreted over the life of the note. The note was due on January 18, 2004. The note was not paid per the terms of the agreement and, consequently, the $150,000 balance of the note was removed and the issuance of the 800,000 shares was rescinded.

               GOLD STANDARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


( 7 )  Equity

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

( 8 )  Income taxes

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

  The Company's gross deferred tax asset attributable to the net operating loss and net capital loss carryforwards and the associated valuation allowance is summarized as follows:

                                               Years Ended October 31,
                                              --------------------------
                                                  2004        2003
                                              -----------    -----------
  Deferred income taxes
       Net operating loss carryforward        $ 1,688,006    $ 1,813,733
       Deferred tax valuation allowance        (1,688,006)    (1,813,733)
                                              -----------    -----------
       Net deferred tax asset                 $         -    $         -
                                              ===========    ===========

  Net decreases in the valuation allowance totaled $125,727 and $427,441 for the years ended October 31, 2004 and 2003, respectively.

  The Company has Federal net operating losses of $4,691,000 which expire in the years 2005 through 2024. State net operating losses total $1,860,000 and expire in the years 2013 through 2019.

( 9 ) Concentrations of credit risk

  The Company maintains substantially all cash balances with various financial institutions located in the State of Utah. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. At times the Company's cash in its banks exceeds the federally insured limits.

               GOLD STANDARD, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


( 10 ) Cash flow disclosures

  The following is a summary of supplemental cash flow information:

                                             Years Ended October 31,

                                             ----------------------
                                                2004         2003
                                             ---------   ----------
  Cash paid:
       Interest expense, net of amount
       capitalized                           $       -   $        -
                                             =========   ==========
       Income taxes                          $     100   $      100
                                             =========   ==========

  During the year ended October 31, 2004, the Company canceled 800,000 shares of common stock that was issued to the President of the Company, in exchange for a note receivable. The note had an imputed interest rate of 6.39% and a carrying value of $147,943 at the time of cancellation.

( 11 ) Segment information

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

  The Company has had no revenues during the two years ended October 31, 2004. The following table presents property and equipment, net of accumulated depreciation and amortization, based upon the location of the asset:

                                          Years Ended October 31,
                                          -----------------------
                                             2004        2003
                                           --------     --------
  United States                            $    744     $  1,110
  South America                              12,346       10,991
                                           --------     --------
                                           $ 13,090     $ 12,101
                                           ========     ========
( 12 ) Subsequent Events

  Subsequent to year end, the Company suspended exploration activity in Brazil because resources were insufficient to continue operations. The Company is seeking opportunities for joint ventures or other financial arrangements with other companies to develop property in which the Company has an interest.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

          We have had no disagreements with our Independent Accountants with respect to accounting and financial disclosure.

Item 8(a).  Controls and Procedures.

          As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b).  Other Information.

          In December 2004, the Company suspended exploration activity in Brazil until further funding can be obtained to support operations. The Company is soliciting opportunities that will support further exploration activity.

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

Officer/
Director
Name             Age     Position                                       Since
----             ---     --------                                     --------
Scott L. Smith    78      Chairman of the Board, President, Principal    1972
                          Executive Officer, Treasurer, Principal
                          Financial Officer and Chief Accounting Officer
Bret C. Decker    50      Director, Vice President, Secretary            1996
Gerald L. Sneddon 74      Director                                       1996
Nilton P. Franke  50      Vice President                                 1997
Marlon U. Stones  60      Director                                       2004

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

     Audit Committee Financial Expert.
     ---------------------------------

          The Company does not have an audit committee or an audit committee
financial expert.   Thus, the Company's stock may not be listed on the
national securities exchange or by any national securities association. This will limit the ability of the Company's shareholders to sell their shares in these markets.

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

          Based solely on a review of the copies of such forms furnished to the Company or written representations from certain persons, the Company believes that during the Company's 2004 fiscal year, all filing requirements applicable to its officers, directors and ten-percent owners of the Company were met by such persons.

          Code of Ethics.
          ---------------

          The Company has adopted a Code of Ethics that applies to all of the Company's directors and executive officers serving in any capacity for the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, which Code of Ethics was attached as Exhibit 14 to our 2003 Annual Report on Form 10-KSB. See Part III, Item 13.

Item 10. Executive Compensation.

       Compensation of Executive Officers
       ----------------------------------

         The following table sets forth information concerning all cash compensation paid by the Company for services in all capacities to the Company's Principal Executive Officer during the three-year period ended October 31, 2004. The Company has no other officers whose total cash compensation exceeded $100,000 for the year. The Company has no plans that will require the Company to contribute to or to provide pension, retirement or similar benefits to directors or officers of the Company.

                           Summary Compensation Table

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and        Year or               Other  Rest- Under- LTIP  Other
Principal       Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position        Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
----------------------------------------------------------------------

Scott L. Smith 10/31/04 $72,000   0     0     0     0      0     0
Chairman and   10/31/03 $79,000   0     0     0     0      0     0
President      10/31/02 $72,000   0     0     0     0      0     0

     Options Grants in Last Fiscal Year.
     -----------------------------------

       The Company has granted certain options or warrants during the fiscal year ended October 31, 2004. See the headings "Securities Authorized for Issuance under Equity Compensation Plans" and "Recent Sales of Restricted Securities" under Part II, Item 5 of this Annual Report, for information of grants of warrants to directors and executive officers.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The following tables set forth certain information as of January
31, 2005 regarding beneficial ownership of the Company's common stock, by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock; (ii) each director and executive officer of the Company; and
(iii) all executive officers and directors of the Company as a group. Common stock is considered "beneficially owned" by a person if such person, directly or indirectly, through any contract, arrangement, understanding or otherwise, has or shares: (i) voting power for the stock; and/or (ii) investment power for the stock (including the power to dispose of the stock). Such "beneficial ownership" also includes stock that a person has the right to acquire within 60 days of January 31, 2005. Unless otherwise indicated, to the knowledge of the Company the persons or entities named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them, subject to applicable community property laws. The percentage ownership for each person is calculated based on the total outstanding shares as of January 31, 2005 (11,998,864 shares) and assumes that all the common stock that could be acquired by that person within 60 days (an aggregate of 1,540,000 shares under management warrants), by option exercise or otherwise, has in fact been acquired and that no other shareholder has exercised a similar right to acquire additional shares.

                 Name and Address of         Amount and Nature of   Percent
Class            Beneficial Owner            Beneficial Ownership   of Class
-----            ----------------            --------------------   --------
Common           Scott L. Smith              2,037,568(1)           15.0%
                 4931 Marilyn Drive
                 Salt Lake City, Utah

Common           FCMI Financial Corporation  1,941,744(2)           14.3%
                 347 Bay Street, Second Floor
                 Toronto, Ontario

Common           Nilton P. Franke              320,000(3)            2.4%
                 Rua Tibagi, 294-Jala 1003
                 Curitiba, PR, Brazil

Common           Bret C. Decker                160,000(4)            1.2%
                 6071 Linden Way
                 Salt Lake City, UT 84121

Common           Gerald L. Sneddon             160,000(5)            1.2%
                 351 East Curling
                 Boise, ID 83702

Common           Marlon U. Stones              100,000(6)             .7%
                 4320 South 700 East, No. 2
                 Salt Lake City, Utah 84107

Common           All directors and executive 2,777,568              20.5%
                 officers as group (Messrs.
                 Smith, Franke, Decker,
                 Sneddon and Stones)


          (1) President, Treasurer and Chairman of the Company. Includes: (i) 1,150,008 shares held directly; (ii) 87,560 shares held in the name of Mr. Smith's spouse; and (iii) warrants that are currently exercisable to purchase 800,000 shares of Company's common stock referenced elsewhere in this Annual Report.

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

Item 12.  Certain Relationships and Related Transactions.

          The Company held a promissory note for $150,000 from Scott L. Smith, given by Mr. Smith in connection with the exercise of a stock option for 800,000 shares of the Company's common stock on January 18, 2001. The note was non-recourse, interest free, and was due in a single payment on January 17, 2004, and was secured by a pledge of the option shares acquired with the note. The note was not paid per the terms of the agreement and, consequently, the $150,000 balance of the note was removed and the issuance of the 800,000 shares was canceled.

          No other director or executive officer was indebted to the Company during the 2004 or 2003 fiscal years or involved in any financial transaction with the Company.

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

Item 13.  Exhibits and Reports on Form 8-K

          (a) The following Exhibits are attached hereto or incorporated herein by reference as indicated in the table below:


Exhibit                                                 Location if other
No.           Title of Document                         than attached hereto
---           -----------------                         --------------------
3.01*         Articles of Incorporation                 1999 Form 10-K
                                                        Exhibit 3.01
3.02*         Amended Bylaws                            2000 Form 10-KSB
                                                        Exhibit 3.02
10.01*#       Employment Agreement for Scott Smith      1999 Form 10-K
                                                        Exhibit 10.01
14*           Code of Ethics                            Exhibit 14
                                                        2003 Form 10-KSB
21            Subsidiaries of the Company               Exhibit 21

31.1          302 Certification

31.2          302 Certification

32            906 Certification

8-K Current Report dated March 17, 2003, regarding a change in auditors* 10-KSB Annual Report for the fiscal year ended October 31, 2004*
------------------
* Denotes exhibits specifically incorporated in this Form 10-KSB by reference to other filings of the Company pursuant to the provisions of Securities and Exchange Commission Rule 12b-32 and Regulation S-B, Item 10(f)(2). These documents are located under File No. 33-17286 at, among other locations, the Securities and Exchange Commission, Public Reference Branch, 450 5th St., N.W., Washington, D.C. 20549.

# Identifies management or compensatory plans, contracts, or arrangements.

          (b) The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this Annual Report.

Item 14.  Principal Accountant Fees and Services.

     The following is a summary of the fees billed to Gold Standard, Inc. by its principal accountants during the fiscal years ended October 31, 2004, and October 31, 2003:

     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $30,750        $22,000

     Audit-related fees                $ 2,000        $     0

     Tax fees                          $ 1,925        $ 2,000

     All other fees                    $     0        $     0

     Total fees                        $34,675        $24,000

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GOLD STANDARD, INC.

Date: February 14, 2005                   /s/ SCOTT L. SMITH
                                          ------------------------------------
                                            Scott L. Smith, President


Date: February 14, 2005                   /s/ BRET C. DECKER
                                          ------------------------------------
                                            Bret C. Decker, Secretary