Form 10KSB/A
period 2004-10-31
GOLD STANDARD INC
filed 2005-02-15
CIK 42136

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-KSB/A-1

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

     If compensation expense based on the fair value of the warrant grants, in accordance with SFAS No. 123, our net loss per share would have been the pro forma amounts indicated below:

                                               Years Ended October 31,
                                             --------------------------
                                                2004             2003
                                             ----------     -----------
  Net loss
       As reported                           $ (576,425)    $  (572,812)
       Pro forma                               (614,016)       (572,812)

  Loss per share
       As reported                           $    (0.06)    $     (0.06)
       Pro forma                                  (0.06)          (0.06)


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