Form 10QSB
period 2005-01-31
GOLD STANDARD INC
filed 2005-03-17
CIK 42136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2005

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

                              Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date:

                              January 31, 2005

                             10,458,864 shares

Transitional Small Business Disclosure Format (Check one):  Yes  X  No
                                                                ---   ---

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR INCLUSION IN QUARTERLY REPORT
                          ON FORM 10-QSB


                         January 31, 2005

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         January 31, 2005

                                                  January 31,
                                                     2005
                                                  (Unaudited)
              ASSETS
CURRENT ASSETS
Cash                                             $      24,741
Accounts receivable                                        100
Prepaid expenses                                         5,951
                                                 -------------
         TOTAL CURRENT ASSETS                           30,792


PROPERTY AND EQUIPMENT, at cost, net of
accumulated depreciation and amortization               12,007
                                                 -------------
                                                        12,007

OTHER ASSETS
Available for sale securities                           16,683
                                                 -------------
                                                        16,683
                                                 -------------
                                                 $      59,482
                                                 =============

               LIABILITIES AND EQUITY

CURRENT LIABILITIES
 Accounts payable - trade                        $      27,770
 Accrued liabilities                                       190
                                                 -------------
        TOTAL CURRENT LIABILITIES                       27,960

STOCKHOLDERS' EQUITY
 Common stock, par value $.001, authorized
  100,000,000 shares, issued and outstanding
  10,458,864 shares                                     10,459
 Additional paid-in capital                         13,405,249
 Other comprehensive loss                               (8,342)
 Accumulated deficit                               (13,375,844)
                                                   -----------
         TOTAL STOCKHOLDERS' EQUITY                     31,522
                                                   -----------
                                                   $    59,482
                                                   ===========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            Three month periods ended January 31, 2005 and 2004

                                                       Three months ended
                                                           January 31,
                                                        2005         2004
                                                     (Unaudited)(Unaudited)
INCOME FROM OPERATIONS                                $      -  $       -

EXPENSES
 Depreciation                                            1,083      1,043
 Leasehold exploration and
   carrying costs                                            -     55,502
 General and administrative:
   Legal                                                 1,436      3,923
   Other                                                52,772     62,538
                                                      --------  ---------
    NET LOSS FROM OPERATIONS                           (55,291)  (123,006)

OTHER INCOME
 Gain on sale of equipment                                 390          -
 Interest income                                             -      2,349
                                                      --------  ---------
      NET LOSS                                        $(54,901) $(120,657)
                                                      ========  =========
Net loss per common share                             $  (0.01) $   (0.01)
                                                      ========  =========


See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three month periods ended January 31, 2005 and 2004

                                                      Three months ended
                                                         January 31,
                                                        2005       2004
                                                    (Unaudited)(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $ (54,901) $(120,657)
 Add (deduct) adjustments to
 cash basis:
  Depreciation                                          1,083      1,043
  Gain on sale of fixed assets                           (390)      (528)
  Increase (decrease) in:
    Accounts payable                                   26,819       (528)
  Decrease (increase) in:
    Prepaid expenses                                     (140)       560
                                                     --------   --------
       NET CASH USED IN OPERATING ACTIVITIES          (27,529)  (119,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in note receivable                               0    147,943
  Proceeds from sale of fixed assets                      390          0
  Increase in common stock and additional paid
   in capital from the sale of additional shares            0    250,000
  Decrease in common stock and additional paid
   in capital from the recission of issued shares           0   (150,000)
                                                    ---------  ---------
      NET CASH PROVIDED BY INVESTING ACTIVITIES           390    247,943

NET INCREASE(DECREASE) IN CASH                        (27,139)   128,361

CASH BALANCE AT BEGINNING OF PERIOD                    51,880    312,651
                                                    ---------  ---------
CASH BALANCE AT END OF PERIOD                       $  24,741  $ 441,012
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

     Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ 3from those estimates.

     Revenue recognition - The Company recognizes revenue from its activities as it is earned. No revenue has been earned for all periods presented.

     Depreciation and amortization - Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

        Assets                                                  Useful Lives

     Furniture and equipment                                     5 - 7 years
     Transportation equipment                                        5 years
     Leasehold improvements                                          3 years

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

     Investment in mining properties - Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned. As of January 31, 2005 the Company had no capitalized direct costs associated with the development of identified resources and there were no geologic areas under production.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


( 1 )     Summary of significant accounting policies

     Loss per share   Basic and diluted net loss per share is presented in
     conformity with Statements of Financial Accounting Standards No. 128
     "Earnings Per Share".   Basic loss per share of common stock is computed
     by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the average number of common shares outstanding plus the dilutive effect of outstanding stock equivalents using the "treasury stock" method. The effects of the common stock equivalents (warrants) have not been included in the diluted loss per share for all periods presented as their effect would have been anti-dilutive.

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

     Stock based compensation - The Company accounts for stock-based compensation for employees and Board of directors under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. In addition, the Company applies the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


( 1 )     Summary of significant accounting policies

     If compensation expense were based on the fair value of the warrant grants, in accordance with SFAS No. 123, the Company's net loss per share would have been the pro forma amounts indicated below:

                                            Three Months Ended January 31,
                                                    2005          2004
          Net loss
                    As reported                $ (54,901)    $(120,657)
                    Pro forma                    (54,901)     (330,777)

          Loss per share
                    As reported                $   (0.01)    $   (0.01)
                    Pro forma                      (0.01)        (0.03)

     For the purpose of the above table, the fair value of each stock warrant grant is estimated as of the date of the grant using the Black-Scholes option pricing method with the following weighted-average assumptions used for grants during fiscal 2004: a risk-free interest rate of approximately 3%; a dividend yield of 0%; a weighted-average expected life of 3.00 years; and a volatility factor of the expected market price of our common stock of 3.67. The weighted average fair value of options granted during fiscal 2004 was $.22.

     Stock warrant activity is summarized as follows:

                                                                Weighted
                                                                Average
                                                                Exercise
                                               Shares           Price

     Warrants outstanding, October 31, 2004   1,540,000           $ .22
     Granted                                          -               -
     Canceled or expired                              -               -
     Warrants outstanding, January 31, 2005   1,540,000           $ .22

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 ( 2 )    Realization of assets

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception of $13,375,844. The Company has no revenues and no foreseeable future revenues. At January 31, 2005, the Company has cash available to fund operations of $24,741. The Company has no lines of credit available to fund operations. The Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

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


 ( 3 )    Available for sale securities

     The aggregate fair market value, cost basis and unrealized holding loss of the Company's investment in available for sale securities at January 31, 2005 are as follows:

     Available for sale securities                           $16,863
     Cost basis                                               25,025
                                                             -------
     Unrealized holding loss included
      In other comprehensive income                          $ 8,342
                                                             =======

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


( 4 )     Property and equipment

     Property and equipment at January 31, 2005 is as follows:

     Cost
          Furniture and equipment                      $     99,721
          Transportation equipment                           81,912
          Leasehold improvements                              3,201
                                                       ------------
               Total cost                                   184,834
          Accumulated depreciation and amortization         172,827
                                                       ------------
          Net property and equipment                   $     12,007
                                                       ============

 ( 5 )    Related party transactions

     The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long-term cash advances. As of January 31, 2005, the Company had receivables from these companies of $513,936, $3,170,023 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

( 6) Income taxes

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

     The Company's gross deferred tax asset attributable to the net operating loss and net capital loss carryforwards and the associated valuation allowance is summarized as follows:

     Deferred income taxes
          Net operating loss carryforward         $   1,688,006  $ 1,813,733
          Deferred tax valuation allowance        $  (1,688,006)  (1,813,733)
                                                  -------------  -----------
          Net deferred tax asset                  $           -  $         -

     Net decreases in the valuation allowance totaled $125,727 and $427,441 for the quarters ended January 31, 2005 and 2004 respectively.

     The Company has Federal net operating losses of $4,691,000 which expire in the years 2005 through 2024. State net operating losses total $1,860,000 and expire in the years 2013 through 2019.

               GOLD STANDARD, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



( 8 )     Cash flow disclosures

     The following is a summary of supplemental cash flow information:

     Cash paid:
          Interest expense, net of amount capitalized            $      -
                                                                 ========
          Income taxes                                           $    100
                                                                 ========
( 9) Segment information

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

     The Company has had no revenues during the periods ended January 31, 2005 or 2004. The following table presents property and equipment, net of accumulated depreciation and amortization, based upon the location of the asset as of January 31, 2005:


     United States                                $    651
     South America                                  11,356
                                                  --------
                                                  $ 12,007
                                                  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.

     The Company's business, which has principally ceased, involved acquiring, exploring and, when warranted, developing gold mineralized properties. Presently, the Company is seeking a joint venture partner with funds to participate in further exploration activities on its mining properties.

     The Company held directly or through its subsidiaries, mineral and exploration rights to properties located in the Dugway region of western Utah, southern Uruguay and Brazil. All past exploration costs associated with these activities have been charged to operations as incurred. There have been no exploration costs during the three month period ended January 31, 2005. Costs of $55,502 were incurred for the three month period ended January 31, 2004.
No development costs have been capitalized on these properties through January 31, 2005, because the Company has not found proven mineral resources.

     The Company has funded its operations through equity financing, and with settlement proceeds from a lawsuit that were received prior to 1996. The Company raised $250,000 through the sale of 1,100,000 shares of its common stock on December 22, 2003. There has been no other equity financing since that time. The Company will not receive operating revenue within the foreseeable future, and as such, the current trend in losses from operations is expected to continue.

     In December 2004, the Company suspended operations on it mining properties in Brazil, due to lack of funding. The office has been closed and the physical assets that comprised that facility have been sold.

Results and Plan of Operations.

     No revenue was generated by the Company from operations for the three month periods ended January 31, 2005 and 2004.

     Operating expenses decreased $67,715 or 55.0% for the three month period ended January 31, 2005, compared to the three month period ended January 31, 2004. This decrease is primarily a result of the following:

     1) General and administrative costs decreased $12,253 or 18.4% during 2005 compared to 2004. This decrease is primarily due to a decrease in wages and payroll taxes and other general and administrative expenses due primarily to lower budgeted spending resulting from the lack of funds.

     Wages, exclusive of payroll taxes, were $7,500 or 13.56%, as a percentage of total operating expenses for the quarter ended January 31, 2005, compared to $39,000 or 31.7% as a percentage of total operating expenses for the quarter ended January 31, 2004, or a decrease of 80.8%.

     Spending for other general and administrative expenses representing an aggregate of many expense accounts, none of them being individually significant, remained fairly constant in 2005 compared to 2004. These expenses include professional services, auto expense, travel, postage, printing, office rent and office supplies, etc. In general, management has been conscientious in striving to reduce and control general and administrative expenses. The stability of general and administrative costs during the past two fiscal years is a positive reflection on management's cost control efforts.

     2) Exploration costs decreased $55,502 for the quarter ended January 31, 2005, compared to the quarter ended January 31, 2004. The decrease was due to the Company's suspending of operations on it mining properties in Brazil.

     3) Depreciation and amortization remained comparable for the quarter ended January 31, 2005, compared to the quarter ended January 31, 2004.

     Other income decreased by $1,959 for the quarter ended January 31, 2005, compared to the quarter ended January 31, 2004. This was a result of the Company having fewer funds to invest in financial institutions.

Liquidity and Capital Resources.

     The Company has incurred operating losses since inception of $13,375,844. The Company has no revenues and no foreseeable future revenues. At January 31, 2005, the Company had cash available to fund operations of $24,741. The Company has no lines of credit available to fund operations. The Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

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

     Operations during 2004 were funded from working capital. Working capital at October 31, 2004, was $56,650. The Company also raised $250,000 from the sale of 1,100,000 shares of its common stock on December 22, 2003. Operations during the three month period ended January 31, 2005, were also funded from working capital. Working capital at January 31, 2005, was $2,832.

     The Company's anticipated capital requirements for the remaining nine months of the current fiscal year are as follows:

      Leasehold exploration and
        carrying costs                            $       0
      Other general and
        administrative expenses                      80,000
                                                  ---------
                                                  $  80,000

     The anticipated capital requirements above do not allow for mining and exploration costs. These activities would require additional capital. The Company has no material capital commitments or agreements which would require significant outlays of capital during the remaining nine months of 2005.

Inflation.

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

     This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

                                         GOLD STANDARD, INC.


Date: 3/16/2005                          By:/s/Scott L. Smith
      ---------                              ------------------------
                                            Scott L. Smith
                                            President and Chief Financial
                                            Officer and Director

Date: 3/16/2005                         By:/s/Bret C. Decker
      ---------                              ------------------------
                                            Bret C. Decker, Secretary