Form 10QSB
period 2005-04-30
GOLD STANDARD INC
filed 2005-06-20
CIK 42136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2005

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

                                April 30, 2005

                             10,458,864 shares

Transitional Small Business Disclosure Format (Check one):  Yes  X  No
                                                                ---   ---

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR INCLUSION IN QUARTERLY REPORT
                          ON FORM 10-QSB


                         April 30, 2005

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
                   CONSOLIDATED BALANCE SHEET
                         April 30, 2005

                                                   April 30,
                                                     2005
                                                  (Unaudited)
              ASSETS
CURRENT ASSETS
Cash                                             $      14,610
Accounts receivable                                        100
Prepaid expenses                                         2,733
                                                 -------------
         TOTAL CURRENT ASSETS                           17,443


PROPERTY AND EQUIPMENT, at cost, net of
accumulated depreciation and amortization               10,924
                                                 -------------
                                                        10,924

OTHER ASSETS
Available for sale securities                           16,683
                                                 -------------
                                                        16,683
                                                 -------------
                                                 $      45,050
                                                 =============

               LIABILITIES AND EQUITY

CURRENT LIABILITIES
 Accounts payable - trade                        $      39,243
 Accrued liabilities                                       100
 Note payable - officer                                  5,000
                                                 -------------
        TOTAL CURRENT LIABILITIES                       44,343

STOCKHOLDERS' EQUITY
 Common stock, par value $.001, authorized
  100,000,000 shares, issued and outstanding
  10,458,864 shares                                     10,459
 Additional paid-in capital                         13,405,249
 Other comprehensive loss                               (8,342)
 Accumulated deficit during the exploration stage
 (from November 1, 1996 through April 30, 2005)     (6,778,409)
 Accumulated deficit prior to November 1, 1996      (6,628,250)
                                                   -----------
         TOTAL STOCKHOLDERS' EQUITY                        707
                                                   -----------
                                                   $    45,050
                                                   ===========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS
  Three Month and Six Month Periods Ended April 30, 2005 and 2004
        And Period November 1, 1996 through April 30, 2005

                         Three months ended   Six months ended    November 1,
                             April 30,           April 30,       1996 Through
                        2005         2004     2005       2004   April 30, 2005
                    (Unaudited)(Unaudited)(Unaudited)(Unaudited) (Unaudited)
SALES                   $     0   $        0  $      0  $      0   $       0

EXPENSES
 Depreciation             1,083        1,044     2,166      2,087    233,875
 Leasehold
 exploration and
 carrying costs               -       92,778         -    148,280  3,666,766
 General and
 administrative          29,733       95,339    83,941    161,800  2,634,929
                     ----------   ----------  --------  --------- ----------
    NET LOSS FROM
    OPERATIONS          (30,816)    (189,161)  (86,107)  (312,167)(6,535,570)

OTHER INCOME
 Interest income              -           89         -      2,438   (789,565)
 Gains and losses             -            -       390          -  1,031,604
 Income taxes                 -            -         -          -        800
                     ----------   ----------  --------  --------- ----------
      NET LOSS       $  (30,816)  $ (189,072)$ (85,717) $(309,729)(6,778,409)
                     ==========   ==========  ========  ========= ==========
Basic and diluted net
loss per common share$    (0.02)  $    (0.02)$   (0.03) $   (0.03)
                     ==========   ==========  ========  =========
Weighted average
number of common
shares outstanding   10,458,864   10,158,864 10,529,743 10,458,864
                     ==========   ========== ========== ==========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six Month periods ended April 30, 2005 and 2004
                 And Period November 1, 1996 through
                         April 30, 2005

                                            Six months ended     November 1,
                                                April 30,       1996 through
                                             2005       2004    April 30, 2005
                                         (Unaudited)(Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                 $ (86,107) $(309,729)  $(6,778,409)
 Add (deduct) adjustments to
 cash basis:
  Depreciation                                2,166      2,087       233,875
  Accretion                                       -          -       (32,918)
  Losses on assets and investments              390          -     1,031,604
  Increase (decrease) in:
    Accounts payable                         38,293     20,408       (36,127)
    Accrued liabilities                         (90)     2,337        (1,204)
    Deferred liability                            -          -       (61,000)
  Decrease (increase) in:
    Prepaid expenses                          3,078      3,108        (2,733)
    Accounts receivable                           -          -          (100)
    Accrued interest                              -          -         5,696
    Deposits                                      -          -           690
                                          ---------  ---------  ------------
       NET CASH USED IN OPERATING
       ACTIVITIES                           (42,270)  (281,789)   (5,640,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Note payable officer                      5,000          0         5,000
    Issuance of common stock                      -          -       250,000
                                          ---------  ---------  ------------
       NET CASH PROVIDED BY FINANCING
       ACTIVITIES                             5,000          0       255,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in note receivable                     0    147,943       150,000
  Proceeds from sale of fixed assets                                  98,750
  Purchase of equipment                                             (158,607)
  Exchange of stock                               0          0        23,551
  Sale of investments                             0          0       145,440
  Decrease in common stock and
  additional paid in capital from
  the recission of issued shares                  0   (150,000)     (150,000)
  Investment in affiliate                         0          0      (395,046)
                                          ---------  ---------  ------------
        NET CASH PROVIDED BY
        INVESTING ACTIVITIES                      0    247,943      (285,912)

NET INCREASE (DECREASE) IN CASH             (37,270)   (33,846)   (5,671,538)

CASH BALANCE AT BEGINNING OF PERIOD          51,880    321,651     5,686,148
                                          ---------  ---------  ------------
CASH BALANCE AT END OF PERIOD             $  14,610  $ 278,805  $     14,610
                                          =========  =========  ============


See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Exploration stage company - The Company commenced operations and generated revenues through October 31, 1996. Subsequent to that date revenues ceased and the Company reverted to an exploration stage entity and engaged in the search for mineral reserves. Mineral reserves are part of a mineral deposit which could be economically and legally extracted or produced. Exploration activities consist of costs incurred primarily to exploit gold and other precious metals. These activities include rock, soil and sediment sampling, geological mapping, geochemical and geophysical data compilation, auger drilling and government permits maintenance. Historical expenditures are indicative of ongoing operations; however, ongoing operations have ceased due to lack of funding. Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned. As of April 30, 2005 the Company had no capitalized direct costs associated with the development of identified resources and there were no geologic areas under production.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     At April 30, 2004, the Company granted 1,540,000 stock warrants to employees and board members. The warrants were granted at an exercise price equal to the fair market value of $.22 per share at the date of grant. Thus, in accordance with the intrinsic value method, no compensation expense has been recognized for these stock warrants.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


( 1 )     Summary of significant accounting policies

     If compensation expense were based on the fair value of the warrant grants, in accordance with SFAS No. 123, the Company's net loss per share would have been the pro forma amounts indicated below:

                                                Six Months Ended April 30,
                                                    2005          2004
          Net loss
                    As reported                $ (85,717)    $(309,729)
                    Pro forma                    (85,717)     (519,849)

          Loss per share
                    As reported                $   (0.01)    $   (0.03)
                    Pro forma                      (0.01)        (0.05)

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

     Stock warrant activity is summarized as follows:

                                                                Weighted
                                                                Average
                                                                Exercise
                                               Shares           Price

     Warrants outstanding, October 31, 2004   1,540,000           $ .22
     Granted                                          -               -
     Canceled or expired                              -               -
     Warrants outstanding, April 30, 2005     1,540,000           $ .22

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 ( 2 )    Realization of assets

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception of $13,406,659. The Company has no revenues and no foreseeable future revenues. At April 30, 2005, the Company has cash available to fund operations of $14,610. The Company has no lines of credit available to fund operations. The Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

     In December, 2004, the Company curtailed mining exploration activities in Brazil due to the lack of funds. This situation and the matters discussed in the previous paragraph raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


 ( 3 )    Available for sale securities

     The aggregate fair market value, cost basis and unrealized holding loss of the Company's investment in available for sale securities at April 30, 2005 are as follows:

     Available for sale securities                           $16,863
     Cost basis                                               25,025
                                                             -------
     Unrealized holding loss included
      In other comprehensive income                          $ 8,342
                                                             =======

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


( 4 )     Property and equipment

     Property and equipment at April 30, 2005 is as follows:

     Cost
          Furniture and equipment                      $     99,721
          Transportation equipment                           81,912
          Leasehold improvements                              3,201
                                                       ------------
               Total cost                                   184,834
          Accumulated depreciation and amortization         173,910
                                                       ------------
          Net property and equipment                   $     10,924
                                                       ============

 ( 5 )    Related party transactions

     The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long-term cash advances. As of April 30, 2005, the Company had receivables from these companies of $513,936, $3,170,023 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.


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

     The Company's gross deferred tax asset attributable to the net operating loss and net capital loss carryforwards and the associated valuation allowance is summarized as follows:
                                                  April 30, 2005
                                                  --------------
     Deferred income taxes
          Net operating loss carryforward         $   1,688,006
          Deferred tax valuation allowance        $  (1,688,006)
                                                  -------------
          Net deferred tax asset                  $           -

     Net decreases in the valuation allowance totaled $125,727 and $427,441 for the quarters ended April 30, 2005 and 2004 respectively.

     The Company has Federal net operating losses of $4,691,000 which expire in the years 2005 through 2024. State net operating losses total $1,860,000 and expire in the years 2013 through 2019.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     The Company has had no revenues during the periods ended April 30, 2005 or 2004. The following table presents property and equipment, net of accumulated depreciation and amortization, based upon the location of the asset as of April 30, 2005:


     United States                                $    560
     South America                                  10,364
                                                  --------
                                                  $ 10,924
                                                  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.

    We are an exploration stage Company. The Company's business involved acquiring, exploring and, when warranted, developing gold mineralized properties. Presently, the Company is seeking a joint venture partner with funds to participate in further exploration activities on its mining properties.

     The Company held directly or through its subsidiaries, mineral and exploration rights to properties located in the Dugway region of Western Utah, Southern Uruguay and Brazil. All past exploration costs associated with these activities have been charged to operations as incurred. There have been no exploration costs during the three month period ended April 30, 2005. Costs of $92,778 were incurred for the three month period ended April 30, 2004.
No development costs have been capitalized on these properties through April 30, 2005, because the Company has not found proven mineral resources.

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

     In December 2004, the Company suspended operations on its mining properties in Brazil, due to lack of funding.

Results and Plan of Operations.

Three Months Ended April 30, 2005 and 2004
------------------------------------------

     We did not generate any revenues from operations for the 3 months ended April 31, 2005, and 2004.

     There were no exploration costs incurred by the Company for the three months ended April 30, 2005, compared to $92,778 for the three months ended April 30, 2004. The decline is due to lack of available funds. General and administrative expenses totaled $29,733 for the three months ended April 30, 2005, compared to $95,338 for the three months ended April 30, 2004. The 2005 period expenses consisted of legal and accounting fees. The 2004 period expenses consisted of legal, accounting, rent, salaries and other miscellaneous costs, none of which were individually significant. The decline in general and administrative expenses from the same period in the prior year is due to significant reductions in administrative support due to the curtailment of exploration activities. Depreciation expense of $1,083 for the three months ended April 30, 2005, was comparable to $1,044 for the three months ended April 30, 2004. For the three months ended April 30, 2005, we experienced a net loss of $30,816 compared to a net loss of $189,072 for the three months ended April 30, 2004.

Six Months Ended April 30, 2005 and 2004
----------------------------------------

     We did not generate any revenues from operations for the 6 months ended April 30, 2005 and 2004.

     There were no exploration costs incurred by the Company for the six months ended April 30, 2005, compared to $148,280 for the six months ended April 30, 2004. The decline is due to the curtailment of exploration activities by the Company. General and administrative expenses totaled $83,911 for the six months ended April 30, 2005, compared to $161,800 for the six months ended April 30, 2004. The 2005 period expenses consisted of legal and accounting fees, salaries and rent. The 2004 period expenses consisted of legal, accounting, rent, salaries and other miscellaneous costs, none of which were individually significant. The decline in general and administrative expenses from the same period in the prior year was due to significant reductions in administrative costs due to the curtailment of exploration activities. Depreciation expense of $2,166 for the six months ended April 30, 2005, was comparable to $2,087 for the six months ended April 30, 2004. For the six months ended April 30, 2005, we experienced a net loss of $86,107 compared to a net loss of $309,729 for the six months ended April 30, 2004.

Liquidity and Capital Resources.

     The Company has incurred operating losses since inception of $13,406,659. The Company has no revenues and no foreseeable future revenues. At April 30, 2005, the Company had cash available to fund operations of $14,610. The Company has no lines of credit available to fund operations. The Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

     In December, 2004, the Company curtailed all mining exploration activities in Brazil due to the lack of funds. This situation and the matters discussed in the previous paragraph raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     Operations during 2004 were funded from working capital. Working capital at October 31, 2004, was $56,650. The Company also raised $250,000 from the sale of 1,100,000 shares of its common stock on December 22, 2003. Operations during the three month period ended April 30, 2005, were also funded from working capital. Working capital at April 30, 2005, was ($26,900).

     The Company's anticipated capital requirements for the remaining six months of the current fiscal year are as follows:

      Leasehold exploration and
        carrying costs                            $       0
      Other general and
        administrative expenses                      30,000
                                                  ---------
                                                  $  30,000

     The anticipated capital requirements above do not allow for mining and exploration costs. These activities would require additional capital. The Company has no material capital commitments or agreements which would require significant outlays of capital during the remaining six months of 2005.

Inflation.

     The impact of inflation on the Company's operations will vary. The future price of gold, and the level of future interest rates, could directly affect the Company's share of any future operating revenue. Lower interest rates and higher gold prices may enhance the value of the Company's holdings.

     Because the Company does not have a source of revenue, serious increases in inflation could increase the Company's general and administrative expenses and make it difficult to remain within its budget. However, the inflation rate has remained relatively low, with only a minor impact on the Company during fiscal 2005 and 2004. Management does not anticipate material increases in the inflation rate during the immediate future.

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

Forward-Looking Statements.

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward- looking," including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond the Company's control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Item 3.   Controls and Procedures.

     Our auditors have previously advised us of deficiencies in our Controls and Procedures that relate to the fact that one person, our President, Scott
L. Smith, has sole check signing authority on our U. S. checking accounts;
the manager of our prior South American operations had sole check signing authority for those operations; and that we do not have an audit committee.
We believe that with our current limited operations, our President's sole check signing authority is not material because the check register is reconciled by another related party (his daughter) and the monthly accounting and preparation of financial statements is performed by an outside independent accountant. Concerning our South American operations that have now ceased, the funds upon which such manager could write checks were limited to the anticipated expenses of those operations and advances that were made for those purposes. We are not required to have an audit committee, and with no current operations, that is not deemed to be material.

     With this in mind, and as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

                                         GOLD STANDARD, INC.


Date: 6/20/2005                          By:/s/Scott L. Smith
      ---------                              ------------------------
                                            Scott L. Smith
                                            President and Chief Financial
                                            Officer and Director

Date: 6/20/2005                         By:/s/Bret C. Decker
      ---------                              ------------------------
                                            Bret C. Decker, Secretary