Form 10KSB/A
period 2004-10-31
GOLD STANDARD INC
filed 2005-06-30
CIK 42136

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-KSB/A-2

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

         The number of shares of the Registrant's common equity outstanding as of January 31, 2005, was 10,458,864 shares of common stock.

         A description of "Documents Incorporated by Reference" is contained in the Exhibit Index, Part III, Item 13, of this Annual Report.

         Transitional Small Business Disclosure Format: Yes X   No
                                                           ---    ---

The Registrant hereby amends Form 10KSB/A-1 filed on February 15, 2005 for the following reasons: to include page numbers in the filing, to include the auditor's name associated with the audit opinion which was excluded when converted to the EDGAR format in the previous filing, to include disclosure describing exploration activities associated with exploration costs, to discuss and show in the financial statements, MD & A and footnotes that the Company is an exploration stage company and to provide additional wording regarding controls. Form 10KSB/A-1 was previously amended to properly disclose the pro forma net loss and pro forma loss per share in accordance with the Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation".

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

     Material Developments During Fiscal 2003.
     -----------------------------------------

          Effective May 2, 2003, the Company effected a forward split of its outstanding securities by an eight for one dividend, while retaining the authorized shares and par value, and with appropriate adjustments in its capital accounts. All computations contained in this Annual Report take this recapitalization into account.

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

Item 7.  Financial Statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
                CONSOLIDATED FINANCIAL STATEMENTS

              Years Ended October 31, 2004 and 2003
        And Period November 1, 1996 through October 31, 2004

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors

GOLD STANDARD, INC. AND SUBSIDIARIES

We have audited the consolidated balance sheet of Gold Standard, Inc. and Subsidiaries (An Exploration Stage Company) as of October 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended October 31, 2004 and the period November 1, 1996 through October 31, 2004. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Gold Standard, Inc. and Subsidiaries as of October 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2004, and the period November 1, 1996 through October 31, 2004, in conformity with U.S. generally accepted accounting principles.

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


/s/Mayer, Hoffman McCann, P.C.
Salt Lake City, Utah
June 23, 2005

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
                                                                ------------

STOCKHOLDERS' EQUITY
     Common stock, par value $.001, authorized
          100,000,000 shares, issued and outstanding
          10,458,864 shares                                           10,459
     Additional paid in capital                                   13,405,249
     Accumulated deficit during the exploration stage (from
       November 1, 1996 through October 31, 2004)                 (6,692,693)
     Accumulated deficit prior to November 1, 1996                (6,628,250)
                                                                ------------
       TOTAL STOCKHOLDERS' EQUITY                                     94,765
                                                                ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     95,906
                                                                ============


         See Notes to Consolidated Financial Statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS

              Years Ended October 31, 2004 and 2003
     And Period from November 1, 1996 through October 31, 2004
                                                                 November 1,
                                                                1996 through
                                                                 October 31,
                                         2004          2003         2004
                                       ----------    ----------  -----------
REVENUE                                $        -    $        -  $         -
                                       ----------    ----------  -----------
EXPENSES
     General and administrative           275,199       281,957    2,550,988
     Exploration costs                    241,605       300,692    3,666,766
     Depreciation and amortization          4,173         4,370      231,709
                                       ----------    ----------  -----------
                                          520,977       587,019    6,449,463
                                       ----------    ----------  -----------
          OPERATING LOSS                 (520,977)     (587,019)  (6,449,463)
                                       ----------    ----------  -----------
OTHER INCOME (EXPENSE)
     Interest income                        2,447        14,307      789,565
     Loss on Investment                         -             -     (958,531)
     Gain/(loss) on sale of equipment      10,845             -       (4,824)
     Impairment on investment             (68,640)            -      (68,640)
                                       ----------    ----------  -----------
          TOTAL OTHER INCOME (LOSS)       (55,348)       14,307     (242,430)
                                       ----------    ----------  -----------
          LOSS BEFORE INCOME TAXES       (576,325)     (572,712)  (6,691,893)

INCOME TAX EXPENSE                            100           100          800
                                       ----------    ----------  -----------
          NET LOSS                     $ (576,425)   $ (572,812) $(6,692,693)
                                       ==========    ==========  ===========

Basic and diluted net loss per share   $    (0.06)   $    (0.06)
                                       ==========    ==========

Weighted average shares outstanding    10,458,864    10,158,864
                                       ==========    ==========


          See Notes to Consolidated Financial Statements

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                        (An Exploration Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           During the Period November 1, 1996 through October 31, 2004


                                           Number of  Common      Additional
                                            Shares    Stock    Paid-in Capital
                                           ----------- -------- -------------
Balance, October 31, 1996                   1,169,858    1,170   13,197,456

Net loss
Change in unrealized
gains on available for
sale securities, net of tax
                                          -----------  -------  -----------
Balance, October 31, 1997                   1,169,858    1,170   13,197,456

Net loss
Change in unrealized
losses on available for
sale securities, net of tax
                                          -----------  -------  -----------
Balance, October 31, 1998                   1,169,858    1,170   13,197,456

Net loss
Change in unrealized
losses or gains on
available for sale
securities, net of tax
                                          -----------  -------  -----------
Balance, October 31, 1999                   1,169,858    1,170   13,197,456

Net loss
Stock issued for note
receivable                                    100,000      100      129,219
Accretion of imputed
interest
Change in unrealized
losses or gains on
available for sale
securities, net of tax
                                          -----------  -------  -----------
Balance, October 31, 2000                   1,269,858    1,270   13,326,675

Net loss
Adjustment to discounted
note                                                                (12,237)
Accretion of imputed
interest
Change in unrealized
losses or gains on
available for sale
securities, net of tax
                                          -----------  -------  -----------
Balance, October 31, 2001                   1,269,858    1,270   13,314,438

Net loss
Change in unrealized
losses or gains on
available for sale
securities, net of tax

Accretion of imputed
interest
                                          -----------  -------  -----------
Balance, October 31, 2002                   1,269,858    1,270   13,314,438

Eight for one stock split                   8,889,006    8,889       (8,889)

Net loss

Change in unrealized
losses on available for
sale securities, net of tax

Accretion of imputed
interest
                                           ----------  -------  -----------
Balance, October 31, 2003                  10,158,864  $10,159  $13,305,549

Net loss

Sale of common stock                        1,100,000    1,100      248,900

Cancellation of issued shares                (800,000)    (800)    (149,200)

Change in unrealized gains
and loss on available-for-
sale securities, net of tax
                                           ----------  -------  -----------
Balance, October 31, 2004                  10,458,864  $10,459  $13,405,249
                                           ==========  =======  ===========

[CONTINUED]
                      GOLD STANDARD, INC. AND SUBSIDIARIES
                        (An Exploration Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            During the Period November 1, 1996 through October 31, 2004


                            Receivable
                               From                Accumulated
                              Related                  Other         Total
                            Party for  Accumulated Comprehensive Stockholders'
                          Stock Issued    Deficit  Income(Loss)     Equity
                          ------------ ----------- ------------- -------------
Balance, October 31, 1996            0  (6,628,251)     (20,888)    6,549,487

Net loss                                (1,271,319)                (1,271,319)
Change in unrealized
gains on available for
sale securities, net of tax                              27,037        27,037
                          ------------  ----------- ----------- -------------
Balance, October 31, 1997            0   (7,899,570)     (6,149)    5,305,205

Net loss                                 (1,688,464)               (1,688,464)
Change in unrealized
losses on available for
sale securities, net of tax                               6,149        (6,149)
                          ------------  ----------- ----------- -------------
Balance, October 31, 1998            0   (9,588,034)          0     3,610,592

Net loss                                   (778,438)                 (778,438)
Change in unrealized
losses or gains on
available for sale
securities, net of tax
                          ------------  ----------- ----------- -------------
Balance, October 31, 1999            0  (10,366,472)          0     2,832,154

Net loss                                   (597,680)                 (597,680)
Stock issued for note
receivable                    (129,319)
Accretion of imputed
interest                        (8,031)                                (8,031)
Change in unrealized
losses or gains on
available for sale
securities, net of tax
                          ------------  ----------- ----------- -------------
Balance, October 31, 2000    (137,350)  (10,964,152)          0     2,226,443

Net loss                                   (678,410)                 (678,410)
Adjustment to discounted
note                           12,327                                      90
Accretion of imputed
interest                       (7,146)                                 (7,146)
Change in unrealized
losses or gains on
available for sale
securities, net of tax
                          ------------  ----------- ----------- -------------
Balance, October 31, 2001     (132,169) (11,642,562)          0     1,540,977

Net loss                                   (529,144)                 (529,144)

Change in unrealized
losses or gains on
available for sale
securities, net of tax                                  189,951       189,951

Accretion of imputed            (5,101)                                (5,101)
interest
                          ------------  ----------- ----------- -------------
Balance, October 31, 2002     (137,270) (12,171,706)    189,951     1,196,683

Eight for one stock split

Net loss                                   (572,812)                 (572,812)

Change in unrealized
losses on available for
sale securities, net of tax                             (78,283)      (78,283)

Accretion of imputed
interest                     (10,673)                                 (10,673)
                           ---------  -------------     --------  -----------
Balance, October 31, 2003  $(147,943) $ (12,744,518)    $111,668  $   534,915

Net loss                                   (576,425)                 (576,425)

Sale of common stock                                                  250,000

Cancellation of issued
shares                       147,943                                   (2,057)

Change in unrealized
gains and loss on
available-for-sale
securities, net of tax                                  (111,668)    (111,668)
                           ---------  -------------     --------  -----------
Balance, October 31, 2003  $       -  $ (13,320,943)   $       -  $    94,765
                           =========  ==============    ========  ===========

          See Notes to Consolidated Financial Statements

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
              CONSOLIDATED STATEMENTS OF CASH FLOWS

              Years Ended October 31, 2004 and 2003
        And Period November 1, 1996 through October 31, 2004

                                                                 November 1,
                                                                1996 through
                                                                 October 31,
                                         2004          2003         2004
                                       ----------    ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                          $ (576,425)     (572,812)  (6,692,693)
     Adjustments to reconcile net loss
     to net cash used in operating
     activities:
          Depreciation and amortization     4,173         4,370      231,709
          Accretion of discount on note
          receivable                       (2,057)      (10,673)     (32,918)
          Loss on investments                   -             -      958,531
          Impairment on available-for-
          sale securities                  68,640             -       68,640
          Gain on sale of equipment       (10,845)            -        4,824
     Decrease (increase) in:
          Prepaid expenses                    262         1,296       (5,811)
          Accounts receivable                   -             -         (100)
          Accrued interest                      -             -        5,696
          Deposits                              -             -          690
     Increase (decrease) in:
          Accounts payable                   (292)       (1,163)     (74,420)
          Accrued liabilities                  90          (647)      (1,114)
          Deferred liability                    -             -      (61,000)
                                        ---------     ---------   ----------
             NET CASH FLOWS USED IN
             OPERATING ACTIVITIES        (516,454)     (579,629)  (5,597,966)
                                        ---------     ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common
     stock                                250,000             -      250,000
                                        ---------     ---------   ----------
             NET CASH FLOWS FROM
             FINANCING ACTIVITIES         250,000             -      250,000
                                        ---------     ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of equipment       19,661             -       98,360
     Purchase of equipment                (13,978)         (741)    (158,607)
     Exchange of stock                          0             0       23,551
     Sale of investments                        0             0      145,440
     Investment in affiliate                    0             0     (395,046)
                                        ---------     ---------   ----------
             NET CASH FLOWS FROM
             INVESTING ACTIVITIES           5,683          (741)    (286,302)
                                        ---------     ---------   ----------

               NET DECREASE IN CASH      (260,771)     (580,370)  (5,634,268)

               CASH, BEGINNING OF YEAR    312,651       893,021    5,686,148
                                        ---------     ---------   ----------
               CASH, END OF YEAR        $  51,880     $ 312,651   $   51,880
                                        =========     =========   ==========


                       See Notes to Financial Statements

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

     Exploration stage company - The Company had commenced operations and generated revenues through October 31, 1996. Subsequent to that date revenues ceased and the Company reverted to an exploration stage entity and engaged in the search for mineral reserves. Mineral reserves are part of a mineral deposit which could be economically and legally extracted or produced. Exploration activities consist of costs incurred primarily to exploit gold and other precious metals. These activities include rock, soil and sediment sampling, geological mapping, geochemcial and geophysical data compilation, auger drilling and government permits maintenance. Historical expenditures are indicative of ongoing o operations; however, ongoing operations have ceased due to lack of funding. Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned. As of October 31, 2004, the Company had no capitalized direct costs associated with the development of identified resources and there were no geologic areas under production.

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

Item 8(a).  Controls and Procedures.

     Our auditors have previously advised us of deficiencies in our Controls and Procedures that relate to the fact that one person, our President, Scott
L. Smith, has sole check signing authority on our U. S. checking accounts;
the manager of our prior South American operations had sole check signing authority for those operations; and that we do not have an audit committee.
We believe that with our current limited operations, our President's sole check signing authority is not material because the check register is reconciled by another related party (his daughter) and the monthly accounting and preparation of financial statements is performed by an outside independent contracted accountant who reviews all records and reconciliations. Concerning our South American operations that have now ceased, the funds upon which such manager could write checks were limited to the anticipated expenses of those operations and advances that were made for those purposes. We are not required to have an audit committee, and with no current operations, that is not deemed to be material.

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

                                          GOLD STANDARD, INC.

Date: June 30, 2005                       /s/ SCOTT L. SMITH
                                          ------------------------------------
                                            Scott L. Smith, President


Date: June 30, 2005                       /s/ BRET C. DECKER
                                          ------------------------------------
                                            Bret C. Decker, Secretary