Form 10QSB/A
period 2005-01-31
GOLD STANDARD INC
filed 2005-06-30
CIK 42136

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

The Registrant hereby amends Form 10QSB filed on March 17, 2005 for the following reasons based upon a review performed by the Securities and Exchange
Commission: to include page numbers in the filing, to include disclosure describing exploration activities associated with exploration costs, to discuss and show in the financial statements, MD & A and footnotes that the Company is an exploration stage company, to provide additional wording regarding controls, and to provide an explanation of the reasons for amending the above mentioned filing.

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR INCLUSION IN QUARTERLY REPORT
                          ON FORM 10-QSB/A-1


                         January 31, 2005

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
                   CONSOLIDATED BALANCE SHEETS
                         January 31, 2005

                                                  January 31,
                                                     2005
                                                  (Unaudited)
              ASSETS
CURRENT ASSETS
Cash                                             $      24,741
Accounts receivable                                        100
Prepaid expenses                                         5,951
                                                 -------------
         TOTAL CURRENT ASSETS                           30,792


PROPERTY AND EQUIPMENT, at cost, net of
accumulated depreciation and amortization               12,007
                                                 -------------
                                                        12,007

OTHER ASSETS
Available for sale securities                           16,683
                                                 -------------
                                                        16,683
                                                 -------------
                                                 $      59,482
                                                 =============

               LIABILITIES AND EQUITY

CURRENT LIABILITIES
 Accounts payable - trade                        $      27,770
 Accrued liabilities                                       190
                                                 -------------
        TOTAL CURRENT LIABILITIES                       27,960

STOCKHOLDERS' EQUITY
 Common stock, par value $.001, authorized
  100,000,000 shares, issued and outstanding
  10,458,864 shares                                     10,459
 Additional paid-in capital                         13,405,249
 Other comprehensive loss                               (8,342)
 Accumulated deficit during the exploration stage   (6,747,593)
 Accumulated deficit prior to November 1, 1996      (6,628,251)
                                                   -----------
         TOTAL STOCKHOLDERS' EQUITY                     31,522
                                                   -----------
                                                   $    59,482
                                                   ===========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS
            Three month periods ended January 31, 2005 and 2004
        And Period November 1, 1996 through January 31, 2005

                                          Three months ended  November 1, 1996
                                              January 31,      through January
                                           2005         2004      31, 2005
                                        (Unaudited)(Unaudited)   (Unaudited)
INCOME FROM OPERATIONS                   $      -  $       -    $           -

EXPENSES
 Depreciation                               1,083      1,043          232,792
 Leasehold exploration and
   carrying costs                               -     55,502        3,666,766
 General and administrative                54,208     66,461        2,605,196
                                         --------  ---------    -------------
    NET LOSS FROM OPERATIONS              (55,291)  (123,006)       6,504,754

OTHER INCOME AND (EXPENSE)
 Interest income                                -      2,349          789,565
 Gains and losses                             390          -       (1,031,604)
 Income taxes                                   -          -             (800)
                                         --------  ---------    -------------
      NET LOSS                           $(54,901) $(120,657)   $  (6,747,593)
                                         ========  =========    =============
Net loss per common share                $  (0.01) $   (0.01)
                                         ========  =========


See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three month periods ended January 31, 2005 and 2004
       And Period November 1, 1996 through January 31, 2005


                                          Three months ended  November 1, 1996
                                              January 31,      through January
                                           2005         2004      31, 2005
                                        (Unaudited)(Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                $ (54,901) $(120,657)  $(6,747,593)
 Add (deduct) adjustments to
 cash basis:
  Depreciation                               1,083      1,043       232,792
  Accretion                                                         (32,918)
  Losses on assets and investments            (390)         -     1,031,604
  Increase (decrease) in:
    Accounts receivable                          -          -          (100)
    Accrued interest                             -          -         5,696
    Prepaid expense                           (140)       560        (5,951)
    Deposits                                     -          -           690
  Decrease (increase) in:
    Accounts payable                        26,819       (528)      (47,601)
    Accrued liabilities                          -          -        (1,114)
    Deferred liability                           -          -       (61,000)
                                          --------   --------   -----------
    NET CASH USED IN OPERATING ACTIVITIES  (27,529)  (119,582)   (5,625,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable officer                           -          -             -
  Issuance of common stock                       -    250,000       250,000
                                          --------   --------   -----------
    NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                   -    250,000       250,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in note receivable                    -    147,943       150,000
  Proceeds from sale of fixed assets           390          -        98,750
  Purchase of equipment                          -          -      (158,607)
  Exchange of stock                              -          -        23,551
  Sale of investments                            -          -       145,440
  Investment in affiliate                        -          -      (395,046)
  Recission of shares                            -   (150,000)     (150,000)
                                         ---------  ---------   -----------
   NET CASH PROVIDED BY INVESTING
   ACTIVITIES                                  390     (2,057)     (285,912)

NET INCREASE(DECREASE) IN CASH             (27,139)   128,361    (5,661,407)

CASH BALANCE AT BEGINNING OF PERIOD         51,880    312,651     5,686,148
                                         ---------  ---------   -----------
CASH BALANCE AT END OF PERIOD            $  24,741  $ 441,012   $    24,741
                                         =========  =========   ===========


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


 ( 3 )    Available for sale securities

     The aggregate fair market value, cost basis and unrealized holding loss of the Company's investment in available for sale securities at January 31, 2005 are as follows:

     Available for sale securities                           $16,683
     Cost basis                                               25,025
                                                             -------
     Unrealized holding loss included
      In other comprehensive income                          $ 8,342
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

     2) Exploration costs decreased $55,502 for the quarter ended January 31, 2005, compared to the quarter ended January 31, 2004. The decrease was due to the Company's curtailment of operations on it mining properties in Brazil.

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

Item 3.   Controls and Procedures.

     Our auditors have previously advised us of deficiencies in our Controls and Procedures that relate to the fact that one person, our President, Scott
L. Smith, has sole check signing authority on our U. S. checking accounts;
the manager of our prior South American operations had sole check signing authority for those operations; and that we do not have an audit committee.
We believe that with our current limited operations, our President's sole check signing authority is not material because the check register is reconciled by another related party (his daughter) and the monthly accounting and preparation of financial statements is performed by an outside independent contracting accountant who reviews all records and reconciliations.
Concerning our South American operations that have now ceased, the funds upon which such manager could write checks were limited to the anticipated expenses of those operations and advances that were made for those purposes. We are not required to have an audit committee, and with no current operations, that is not deemed to be material.

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

                                         GOLD STANDARD, INC.


Date: 6/30/2005                          By:/s/Scott L. Smith
      ---------                              ------------------------
                                            Scott L. Smith
                                            President and Chief Financial
                                            Officer and Director

Date: 6/30/2005                         By:/s/Bret C. Decker
      ---------                              ------------------------
                                            Bret C. Decker, Secretary