Form 10KSB/A
period 2004-10-31
GOLD STANDARD INC
filed 2005-08-18
CIK 42136

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-KSB/A-3

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


     Purchases of Company Equity Securities.
     ---------------------------------------

          None.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     Overview.
     ---------

         We are an exploration stage company. The Company's business involved acquiring, exploring and, when warranted, developing gold mineralized properties, which has principally ceased. Exploration activities consist of gold and other precious metal exploitation consisting of rock, soil and sediment sampling, geological mapping, geochemcial and geophysical data compilation, auger drilling and government permits maintenance.
Presently, the Company is seeking a joint venture partner with funds to participate in further exploration activities on its mining properties.

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

          2) Exploration costs represent approximately 46% and 51% of total operating expenses for fiscal 2004 and fiscal 2003, respectively. The decrease in exploration costs of $59,807 and as a percentage of operating expenses in the current fiscal year as compared to the same period in the prior year is primarily due to lower planned spending resulting from the lack of funds. Exploration activity constitutes gold and other precious metal exploitation consisting of rock, soil and sediment sampling, geological mapping, geochemcial and geophysical data compilation, auger drilling and government permits maintenance.

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

                                          GOLD STANDARD, INC.

Date: August 17, 2005                     /s/ SCOTT L. SMITH
                                          ------------------------------------
                                            Scott L. Smith, President


Date: August 17, 2005                     /s/ BRET C. DECKER
                                          ------------------------------------
                                            Bret C. Decker, Secretary