Form 10QSB/A
period 2005-04-30
GOLD STANDARD INC
filed 2005-08-18
CIK 42136

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

                                April 30, 2005

                             10,458,864 shares

Transitional Small Business Disclosure Format (Check one):  Yes  X  No
                                                                ---   ---
We have amended this 10QSB for a discrepancy in the net loss between the Statement of Operations and the Cash Flow Statement.

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

                         Three months ended   Six months ended    November 1,
                             April 30,           April 30,       1996 Through
                        2005         2004     2005       2004   April 30, 2005
                    (Unaudited)(Unaudited)(Unaudited)(Unaudited) (Unaudited)
SALES                   $     0   $        0  $      0  $      0   $       0

EXPENSES
 Depreciation             1,083        1,044     2,166      2,087    233,875
 Leasehold
 exploration and
 carrying costs               -       92,778         -    148,280  3,666,766
 General and
 administrative          29,733       95,339    83,941    161,800  2,634,929
                     ----------   ----------  --------  --------- ----------
    NET LOSS FROM
    OPERATIONS          (30,816)    (189,161)  (86,107)  (312,167)(6,535,570)

OTHER INCOME
 Interest income              -           89         -      2,438    789,565
 Gains and losses             -            -       390          - (1,031,604)
 Income taxes                 -            -         -          -       (800)
                     ----------   ----------  --------  --------- ----------
      NET LOSS       $  (30,816)  $ (189,072)$ (85,717) $(309,729)(6,778,409)
                     ==========   ==========  ========  ========= ==========
Basic and diluted net
loss per common share$    (0.02)  $    (0.02)$   (0.03) $   (0.03)
                     ==========   ==========  ========  =========
Weighted average
number of common
shares outstanding   10,458,864   10,458,864 10,458,864 10,529,743
                     ==========   ========== ========== ==========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six Month periods ended April 30, 2005 and 2004
                 And Period November 1, 1996 through
                         April 30, 2005

                                            Six months ended     November 1,
                                                April 30,       1996 through
                                             2005       2004    April 30, 2005
                                         (Unaudited)(Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                 $ (85,717) $(309,729)  $(6,778,409)
 Add (deduct) adjustments to
 cash basis:
  Depreciation                                2,166      2,087       233,875
  Accretion                                       -          -       (32,918)
  Losses on assets and investments             (390)         -     1,031,604
  Increase (decrease) in:
    Accounts payable                         38,293     20,408       (36,127)
    Accrued liabilities                         (90)     2,337        (1,204)
    Deferred liability                            -          -       (61,000)
  Decrease (increase) in:
    Prepaid expenses                          3,078      3,108        (2,733)
    Accounts receivable                           -          -          (100)
    Accrued interest                              -          -         5,696
    Deposits                                      -          -           690
                                          ---------  ---------  ------------
       NET CASH USED IN OPERATING
       ACTIVITIES                           (42,660)  (281,789)   (5,640,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Note payable officer                      5,000          0         5,000
    Issuance of common stock                      -    250,000       250,000
                                          ---------  ---------  ------------
       NET CASH PROVIDED BY FINANCING
       ACTIVITIES                             5,000    250,000       255,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in note receivable                     0    147,943       150,000
  Proceeds from sale of fixed assets            390          0        98,750
  Purchase of equipment                                             (158,607)
  Exchange of stock                               0          0        23,551
  Sale of investments                             0          0       145,440
  Decrease in common stock and
  additional paid in capital from
  the recission of issued shares                  0   (150,000)     (150,000)
  Investment in affiliate                         0          0      (395,046)
                                          ---------  ---------  ------------
        NET CASH PROVIDED BY
        INVESTING ACTIVITIES                    390     (2,057)     (285,912)

NET INCREASE (DECREASE) IN CASH             (37,270)   (33,846)   (5,671,538)

CASH BALANCE AT BEGINNING OF PERIOD          51,880    312,651     5,686,148
                                          ---------  ---------  ------------
CASH BALANCE AT END OF PERIOD             $  14,610  $ 278,805  $     14,610
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

     There were no exploration costs incurred by the Company for the six months ended April 30, 2005, compared to $148,280 for the six months ended April 30, 2004. The decline is due to the curtailment of exploration activities by the Company. General and administrative expenses totaled $83,911 for the six months ended April 30, 2005, compared to $161,800 for the six months ended April 30, 2004. The 2005 period expenses consisted of legal and accounting fees, salaries and rent. The 2004 period expenses consisted of legal, accounting, rent, salaries and other miscellaneous costs, none of which were individually significant. The decline in general and administrative expenses from the same period in the prior year was due to significant reductions in administrative costs due to the curtailment of exploration activities. Depreciation expense of $2,166 for the six months ended April 30, 2005, was comparable to $2,087 for the six months ended April 30, 2004. For the six months ended April 30, 2005, we experienced a net loss of $85,717 compared to a net loss of $309,729 for the six months ended April 30, 2004.

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

                                         GOLD STANDARD, INC.


Date: 8/17/2005                          By:/s/Scott L. Smith
      ---------                              ------------------------
                                            Scott L. Smith
                                            President and Chief Financial
                                            Officer and Director

Date: 8/17/2005                         By:/s/Bret C. Decker
      ---------                              ------------------------
                                            Bret C. Decker, Secretary