Form 10QSB
period 2005-07-31
GOLD STANDARD INC
filed 2005-10-14
CIK 42136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2005

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

                               July 31, 2005
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


                         July 31, 2005

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
                   CONSOLIDATED BALANCE SHEET
                         July 31, 2005

                                                   July 31,
                                                     2005
                                                  (Unaudited)
              ASSETS
CURRENT ASSETS
Cash                                             $         (82)
Prepaid expenses                                         5,782
                                                 -------------
         TOTAL CURRENT ASSETS                            5,700


PROPERTY AND EQUIPMENT, at cost, net of
accumulated depreciation and amortization                  468
                                                 -------------
                                                           468

OTHER ASSETS
Available for sale securities                            6,673
                                                 -------------
                                                         6,673
                                                 -------------
                                                 $      12,841
                                                 =============

               LIABILITIES AND EQUITY

CURRENT LIABILITIES
 Accounts payable - trade                        $      58,254
 Note payable - officer                                 15,000
                                                 -------------
        TOTAL CURRENT LIABILITIES                       73,254

STOCKHOLDERS' EQUITY
 Common stock, par value $.001, authorized
  100,000,000 shares, issued and outstanding
  10,458,864 shares                                     10,459
 Additional paid-in capital                         13,405,249
 Other comprehensive loss                              (18,352)
 Accumulated deficit during the exploration stage
 (from November 1, 1996 through July 31, 2005)      (6,829,519)
 Accumulated deficit prior to November 1, 1996      (6,628,250)
                                                   -----------
         TOTAL STOCKHOLDERS' EQUITY                    (60,413)
                                                   -----------
                                                   $    12,841
                                                   ===========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS
  Three Month and Nine Month Periods Ended July 31, 2005 and 2004
        And Period November 1, 1996 through July 31, 2005

                         Three months ended   Nine months ended    November 1,
                             July 31,           July 31,       1996 Through
                        2005         2004     2005       2004   July 31, 2005
                    (Unaudited)(Unaudited)(Unaudited)(Unaudited) (Unaudited)
SALES                   $     0   $        0  $      0  $      0   $       0

EXPENSES
 Depreciation                91        1,043     2,258      3,130    233,967
 Leasehold
 exploration and
 carrying costs          11,551       55,682    11,551    203,962  3,678,317
 General and
 administrative          30,062       80,140   114,003    241,940  2,664,991
                     ----------   ----------  --------  --------- ----------
    NET LOSS FROM
    OPERATIONS          (41,704)    (136,865) (127,812)  (449,032)(6,577,275)

OTHER INCOME
 Interest income              -            9         -      2,447    789,565
 Gains and losses        (9,405)           -    (9,015)         - (1,041,009)
 Income taxes                 -            -         -          -       (800)
                     ----------   ----------  --------  --------- ----------
      NET LOSS       $  (51,109)  $ (136,856)$(136,827)$(446,585)$(6,829,519)
                     ==========   ==========  ========  ========= ==========
Basic and diluted net
loss per common share$    (0.005) $    (0.01)$   (0.01) $   (0.04)
                     ==========   ==========  ========  =========
Weighted average
number of common
shares outstanding   10,458,864   10,458,864 10,458,564 10,548,564
                     ==========   ========== ========== ==========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF CASH FLOWS
             Nine Month periods ended July 31, 2005 and 2004
                 And Period November 1, 1996 through
                         July 31, 2005

                                            Nine months ended     November 1,
                                                July 31,       1996 through
                                             2005       2004    July 31, 2005
                                         (Unaudited)(Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                 $(136,827) $(446,585)  $(6,829,519)
 Add (deduct) adjustments to
 cash basis:
  Depreciation                                2,258      3,130       233,967
  Accretion                                       -          -       (32,918)
  Losses on assets and investments            8,915          -      1,040,909
  Increase (decrease) in:
    Accounts payable                         57,304      6,237       (17,116)
    Accrued liabilities                         (90)         -        (1,304)
    Deferred liability                            -          -       (61,000)
    Income tax payable                       (100)         (100)         -
  Decrease (increase) in:
    Prepaid expenses                             29        812        (5,782)
    Accounts receivable                         100          -             -
    Accrued interest                              -          -         5,696
    Deposits                                      -          -           690
                                          ---------  ---------  ------------
       NET CASH USED IN OPERATING
       ACTIVITIES                           (68,411)  (436,506)   (5,666,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Note payable officer                     15,000          0        15,000
    Issuance of common stock                      -    250,000       250,000
                                          ---------  ---------  ------------
       NET CASH PROVIDED BY FINANCING
       ACTIVITIES                            15,000    250,000       265,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in note receivable                     0    147,943             0
  Proceeds from sale of fixed assets          1,449          0        99,809
  Purchase of equipment                           0    (13,978)     (158,607)
  Exchange of stock                               0          0        23,551
  Sale of investments                             0          0       145,440
  Decrease in common stock and
  additional paid in capital from
  the recission of issued shares                  0   (150,000)            0
  Investment in affiliate                         0          0      (395,046)
                                          ---------  ---------  ------------
        NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                  1,449    (16,035)     (284,853)

NET DECREASE IN CASH                        (51,962)  (202,541)   (5,686,230)

CASH BALANCE AT BEGINNING OF PERIOD          51,880    312,651     5,686,148
                                          ---------  ---------  ------------
CASH BALANCE AT END OF PERIOD             $     (82)  $110,110  $        (82)
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

     Exploration stage company - The Company commenced operations and generated revenues through October 31, 1996. Subsequent to that date revenues ceased and the Company reverted to an exploration stage entity and engaged in the search for mineral reserves. Mineral reserves are part of a mineral deposit which could be economically and legally extracted or produced. Exploration activities consist of costs incurred primarily to exploit gold and other precious metals. These activities include rock, soil and sediment sampling, geological mapping, geochemical and geophysical data compilation, auger drilling and government permits maintenance. Historical expenditures are indicative of ongoing operations; however, ongoing operations have ceased due to lack of funding. Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned. As of July 31, 2005 the Company had no capitalized direct costs associated with the development of identified resources and there were no geologic areas under production.

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


( 1 )     Summary of significant accounting policies

     If compensation expense were based on the fair value of the warrant grants, in accordance with SFAS No. 123, the Company's net loss per share would have been the pro forma amounts indicated below:

                                                Nine Months Ended July 31,
                                                    2005          2004
          Net loss
                    As reported                $ (136,827)    $(446,585)
                    Pro forma                    (136,827)     (656,705)

          Loss per share
                    As reported                $   (0.01)    $   (0.04)
                    Pro forma                      (0.01)        (0.06)

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

     Stock warrant activity is summarized as follows:

                                                                Weighted
                                                                Average
                                                                Exercise
                                               Shares           Price

     Warrants outstanding, October 31, 2004   1,540,000           $ .22
     Granted                                          -               -
     Canceled or expired                              -               -
     Warrants outstanding, July 31, 2005      1,540,000           $ .22

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 ( 2 )    Realization of assets

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception of $13,457,769. The Company has no revenues and no foreseeable future revenues. At July 31, 2005, the Company has no cash available to fund operations. The Company has no lines of credit available to fund operations. The
  Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

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


 ( 3 )    Available for sale securities

     The aggregate fair market value, cost basis and unrealized holding loss of the Company's investment in available for sale securities at July 31, 2005 are as follows:

     Available for sale securities                           $ 6,673
     Cost basis                                               25,025
                                                             -------
     Unrealized holding loss included
      In other comprehensive income                          $18,352
                                                             =======

     The Company annually evaluates the investment in available for sale securities for permanent impairment.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


( 4 )     Property and equipment

     Property and equipment at July 31, 2005 is as follows:

     Cost
          Furniture and equipment                      $     63,056
          Transportation equipment                           67,933
          Leasehold improvements                              3,201
                                                       ------------
               Total cost                                   134,190
          Accumulated depreciation and amortization         133,722
                                                       ------------
          Net property and equipment                   $        468
                                                       ============

 ( 5 )    Related party transactions

     The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long-term cash advances. As of July 31, 2005, the Company had receivables from these companies of $513,936, $3,170,023 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.


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

     The Company's gross deferred tax asset attributable to the net operating loss and net capital loss carryforwards and the associated valuation allowance is summarized as follows:
                                                  July 31, 2005
                                                  --------------
     Deferred income taxes
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

               GOLD STANDARD, INC. AND SUBSIDIARIES
                 (AN EXPLORATION STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



( 8 )     Cash flow disclosures
     The following is a summary of supplemental cash flow information:

     Cash paid:
          Interest expense, net of amount capitalized            $      -
                                                                 ========
          Income taxes                                           $    223
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

     The Company has had no revenues during the periods ended July 31, 2005 or 2004. The following table presents property and equipment, net of accumulated depreciation and amortization, based upon the location of the asset as of July 31, 2005:


     United States                                $    468
     South America                                       0
                                                  --------
                                                  $      0
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

     The Company held directly or through its subsidiaries, mineral and exploration rights to properties located in the Dugway region of Western Utah, Southern Uruguay and Brazil. All past exploration costs associated with these activities have been charged to operations as incurred. Leasehold exploration and carrying costs totaled $11,551 during the three month period ended July 31, 2005, as compared to $55,682 during the three months ended July 31, 2004. No development costs have been capitalized on these properties through July 31, 2005, because the Company has not found proven mineral resources.

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

Results and Plan of Operations.

Three Months Ended July 31, 2005 and 2004
-----------------------------------------

     We did not generate any revenues from operations for the three months ended July 31, 2005, and 2004.

     Leasehold exploration and carrying costs totaled $11,551 for the three months ended July 31, 2005, as compared to $55,682 for the three months ended July 31, 2004. The decline is due to lack of available funds. General and administrative expenses totaled $30,062 for the three months ended July 31, 2005, compared to $80,140 for the three months ended July 31, 2004. The 2005 period expenses consisted of legal and accounting fees. The 2004 period expenses consisted of legal, accounting, rent, salaries and other miscellaneous costs, none of which were individually significant. The decline in general and administrative expenses from the same period in the prior year is due to significant reductions in administrative support due to the curtailment of exploration activities. Depreciation expense totaled $91 for the three months ended July 31, 2005, as compared to $1,043 for the three months ended July 31, 2004. For the three months ended July 31, 2005, we experienced a net loss of $51,109, as compared to a net loss of $136,856 for the three months ended July 31, 2004.

Nine Months Ended July 31, 2005 and 2004
----------------------------------------

     We did not generate any revenues from operations for the nine months ended July 31, 2005 and 2004.

     Leasehold exploration and carrying costs were $11,551 for the nine months ended July 31, 2005, as compared to $203,962 for the nine months ended July 31, 2004. The decline is due to the curtailment of exploration activities by the Company. General and administrative expenses totaled $114,003 for the nine months ended July 31, 2005, compared to $241,940 for the nine months ended July 31, 2004. The 2005 period expenses consisted of legal and accounting fees, salaries and rent. The 2004 period expenses consisted of legal, accounting, rent, salaries and other miscellaneous costs, none of which were individually significant. The decline in general and administrative expenses from the same period in the prior year was due to significant reductions in administrative costs due to the curtailment of exploration activities and the associated overhead expenses. Depreciation expense of $2,258 for the nine months ended July 31, 2005, was comparable to $3,130 for the nine months ended July 31, 2004. For the nine months ended July 31, 2005, we experienced a net loss of $136,827, compared to a net loss of $446,585 for the nine months ended July 31, 2004.

Liquidity and Capital Resources.

     The Company has incurred operating losses since inception of development stage on November 1, 1996, of $6,829,519. The Company has no revenues and no foreseeable future revenues. At July 31, 2005, the Company has no cash available to fund operations. The Company has no lines of credit available to fund operations. The Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

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

     The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient capital to meet its obligations on a timely basis. The Company is attempting to raise additional funds and is searching for joint venture partners with which it can recommence operations, but it has been unsuccessful to date in raising funds or finding a joint venture partner. No assurance can be given that the Company will be able to obtain such financing on terms favorable to the Company or at all. Any sale of additional common stock or convertible equity or debt securities would result in additional dilution to the Company's shareholders. Should the Company fail to obtain financing in the near future, then it will be required to cease all operations. Working capital at July 31, 2005, was ($67,554).

     The Company's anticipated capital requirements for the remaining three months of the current fiscal year are as follows:

      Leasehold exploration and
        carrying costs                            $      0
      Other general and
        administrative expenses                   $ 30,000
                                                  ---------
                                                  $ 30,000

     The anticipated capital requirements above do not allow for mining and exploration costs. These activities would require additional capital. The Company has no material capital commitments or agreements which would require significant outlays of capital during the remaining three months of 2005.

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

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         31  - 302 Certification of Scott L. Smith

         32   - 906 Certification

     (b) Reports on Form 8-K.

         None.

                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GOLD STANDARD, INC.


Date: 10/10/05                           By:  /s/Scott L. Smith
      ---------                              ------------------------
                                            Scott L. Smith
                                            President and Chief Financial
                                            Officer and Director

Date: 10-11-05                                /s/Bret C. Decker
      ---------                              ------------------------
                                            Bret C. Decker, Secretary