Form 10QSB/A
period 2005-07-31
GOLD STANDARD INC
filed 2005-11-17
CIK 42136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB-A1

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

                         Three months ended   Nine months ended    November 1,
                             July 31,           July 31,       1996 Through
                        2005         2004     2005       2004   July 31, 2005
                    (Unaudited)(Unaudited)(Unaudited)(Unaudited) (Unaudited)
SALES                   $     0   $        0  $      0  $      0   $       0

EXPENSES
 Depreciation                91        1,043     2,258      3,130    233,967
 Leasehold
 exploration and
 carrying costs          11,551       55,682    11,551    203,962  3,678,317
 General and
 administrative          30,062       80,140   114,003    241,940  2,664,991
                     ----------   ----------  --------  --------- ----------
    NET LOSS FROM
    OPERATIONS          (41,704)    (136,865) (127,812)  (449,032)(6,577,275)

OTHER INCOME
 Interest income              -            9         -      2,447    789,565
 Gains and losses        (9,405)           -    (9,015)         - (1,041,009)
 Income taxes                 -            -         -          -       (800)
                     ----------   ----------  --------  --------- ----------
      NET LOSS       $  (51,109)  $ (136,856)$(136,827)$(446,585)$(6,829,519)
                     ==========   ==========  ========  ========= ==========
Basic and diluted net
loss per common share$    (0.005) $    (0.01)$   (0.01) $   (0.04)
                     ==========   ==========  ========  =========
Weighted average
number of common
shares outstanding   10,458,864   10,458,864 10,458,564 10,458,564
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

     An officer of the Company has made temporary advances to the Company to cover certain operating costs. As of July 31, 2005, the outstanding balance on these temporary advances totaled $15,000.


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

     The Company has funded its operations through equity financing, settlement proceeds from a lawsuit that were received prior to 1996, and temporary advances from an officer. The Company raised $250,000 through the sale of 1,100,000 shares of its common stock on December 22, 2003. There has been no other equity financing since that time. As of July 31, 2005, the outstanding balance on temporary advances from an officer totaled $15,000. The Company will not receive operating revenue within the foreseeable future, and as such, the current trend in losses from operations is expected to continue.

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

                                         GOLD STANDARD, INC.


Date: 11-16-05                           By:  /s/Scott L. Smith
      ---------                              ------------------------
                                            Scott L. Smith
                                            President and Chief Financial
                                            Officer and Director

Date: 11-16-05                                /s/Bret C. Decker
      ---------                              ------------------------
                                            Bret C. Decker, Secretary