Form 10KSB
period 2005-10-31
GOLD STANDARD INC
filed 2006-02-14
CIK 42136

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended October 31, 2005

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

            Registrant's Telephone Number: (801) 328-4452

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

                     Common Stock, $0.001 par value
                     ------------------------------

         Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

         Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes  X    No
                                                 ---       ---

         The Registrant had $0 in revenues for the fiscal year ended October 31, 2005.

         As of February 8, 2006, 8,079,608 shares of the Registrant's common stock were held by non-affiliates, and the market value of the Registrant's common stock (based on the closing price of the shares on the OTB Bulletin Board on that date) was approximately $1,292,737.28.

         The Registrant has not been involved in any bankruptcy proceedings.

         The number of shares of the Registrant's common equity outstanding as of February 8, 2006, was 10,458,864 shares of common stock.

         A description of "Documents Incorporated by Reference" is contained in the Exhibit Index, Part III, Item 13, of this Annual Report.

         Transitional Small Business Disclosure Format: Yes X   No
                                                           ---    ---

                                     PART I

Item 1.  Description of Business.

Business Development.
---------------------

     General.
     --------

          Gold Standard, Inc. was incorporated pursuant to the laws of the State of Utah on November 28, 1972, for the purpose of engaging in the exploration, production and sale of gold. The Company and its subsidiaries (the "Company") seek to acquire, lease and sell hard mineral properties and, if warranted, develop those properties which have the most economic potential. The Company also seeks opportunities for joint ventures or other financial arrangements with other companies to develop and/or operate the properties
controlled by the Company or in which it has an interest.   Currently, the
Company has no development or other operations. There is no assurance that a commercially viable ore body (reserves) exists in any of the Company's properties.

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

     Material Events During Fiscal 2005.
     -----------------------------------

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

         For the past year, the Company has been exploring opportunities to merge or combine with another operating business in an attempt to diversify the Company's operations and capitalize on the Company's status as a publicly-held company. The Company currently intends to continue its efforts in this regard.

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

     Number of Employees.
     --------------------

          As of October 31, 2005, we employed three people. These employees consist of two executive officers and one person who does our accounting, none of which are being paid.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company did not submit any matters to a vote of its security holders for fiscal year ended October 31, 2005.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

         The common stock of the Company is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD")under the symbol "GSDD."

Market Prices and Bid Information for Common Stock.
---------------------------------------------------

         The following table sets forth, for the periods indicated, the high and low bid information for the Company's common stock on the OTC Bulletin Board for November 1, 2003, to October 31, 2005:

          Fiscal             Quarterly                         Price
           Year               Period                   High              Low
          ------             ---------                 ----              ---
          2005:            First Quarter              $0.14             $0.08
                           Second Quarter              0.11              0.06
                           Third Quarter               0.07              0.05
                           Fourth Quarter              0.09              0.04

          2004:            First Quarter              $0.30             $0.18
                           Second Quarter              0.35              0.18
                           Third Quarter               0.23              0.14
                           Fourth Quarter              0.17              0.11

         The high and low bid information respecting the quotations of the Company's common stock on the OTC Bulletin Board was provided by the National Quotations Bureau, LLC, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Holders.
     --------

          The number of record holders of the Company's common stock as of February 8, 2006, was approximately 1,781; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

     Dividends.
     ----------

         Except for the dividend declared in common stock on May 2, 2003 (see
Part I, Item 1, the heading "Material Developments During Fiscal 2003"), the Company has not declared or paid any dividends with respect to its common stock during the past two years. The Company has no present intention to pay any such dividends in the foreseeable future due to its limited financial resources and the desire of the Company's management to reinvest most of whatever revenue it might obtain into additional properties and investments.

     Securities Authorized for Issuance under Equity Compensation Plans.
     -------------------------------------------------------------------

         The following table summarizes the Company's outstanding common stock purchase warrants:

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

         The Company held directly or through its subsidiaries, mineral and exploration rights to property located in the Dugway region of western Utah, southern Uruguay and Brazil. All exploration costs associated with these activities during the two years ended October 31, 2005, have been charged to operations as incurred. No development costs have been capitalized on these properties through October 31, 2005, because the Company has not found proven mineral resources.

         The Company has funded its operations through equity financing, and with settlement proceeds from a lawsuit that were received prior to 1996.
The Company raised $250,000 through the sale of 1,100,000 shares of its common stock on December 22, 2003; and there has been no other equity financing during the fiscal years 2005, 2004 and 2003. The Company will not receive operating revenue within the foreseeable future, and as such, the current trend in losses from operations is expected to continue.

          In the fiscal year ended of October 31, 2005, the Company suspended operations on it mining properties in Brazil, for lack of funding to continue exploratory operations. The office has been closed and the physical assets that comprised that facility have been sold.

     Results and Plan of Operations.
     -------------------------------

         No revenue was generated by the Company from operations for the years ended October 31, 2005 and 2004.

         Operating expenses decreased $288,169 for fiscal 2005 compared to fiscal 2004. This decrease is primarily a result of the following:

          1) General and administrative costs decreased $56,291 during fiscal 2005 compared to fiscal 2004. This decrease is primarily due to a decrease in wages and payroll taxes and other general and administrative expenses due primarily to lower budgeted spending resulting from the lack of funds and the cessation of operations.

               Wages, exclusive of payroll taxes, were $90,000 or 38.66%, as a percentage of total operating expenses, in fiscal 2005 compared to $63,000 or 22.89%, as a percentage of total operating expenses in fiscal 2004 and payroll taxes were $603.99 in fiscal 2005 compared to $12,199 in fiscal 2004.

               Other general and administrative expenses representing an aggregate of many expense accounts, none of them being individually significant, decreased by approximately $239,560 during fiscal 2005 compared to fiscal 2004. These expense accounts include auto expense, travel, postage, printing, office rent and office supplies, etc. In general, management has been conscientious in striving to reduce and control general and administrative expenses. The stability of general and administrative costs during the past two fiscal years is a positive reflection on management's cost control efforts.

               These decreases were offset by an increase in professional fees from $56,850 in fiscal 2004 to $75,609 in fiscal 2005. This increase is primarily due to increased professional fees resulting from additional fees required resulting from getting the Company compliant with the Sarbanes-Oxley Act.

          2) Exploration costs represent approximately 4.96% and 46% of total operating expenses for fiscal 2005 and fiscal 2004, respectively. The decrease in exploration costs of $230,054 and as a percentage of operating expenses in the current fiscal year as compared to the same period in the prior year is primarily due to suspension of operations resulting from the lack of funds. Exploration activity constitutes gold and other precious metal exploitation consisting of rock, soil and sediment sampling, geological mapping, geochemcial and geophysical data compilation, auger drilling and government permits maintenance.

          3) Depreciation and amortization also decreased for fiscal 2005 ($2,349) compared to fiscal 2004 ($4,173).

         Other income (expense) changed from ($55,448) in fiscal 2004 to ($34,041) in fiscal 2005. The Company recorded a $25,025 loss on available for sale securities, a decrease from $68,640 the Company recorded in 2004. There was also a loss from the sale of equipment of $9,016.

    Liquidity and Capital Resources.
    --------------------------------

         The Company has incurred operating losses since inception of $13,587,791. The Company has no revenues and no foreseeable future revenues. At October 31, 2005, the Company had no cash available to fund operations. The Company has no lines of credit available to fund operations. The Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

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

         Operations during 2005 and 2004 were funded from working capital. Working capital at October 31, 2005, and 2004 was, ($92,460) and $56,650, respectively. The Company also raised $250,000 from the sale of 1,100,000 shares of its common stock on December 22, 2003.

         The Company's anticipated capital requirements for the current fiscal year are as follows:

                                                           2006
                                                        ---------
      Leasehold exploration and
        carrying costs                                  $       -
      Other general and
        administrative expenses                           150,000
                                                         --------
                                                         $150,000
                                                         ========

The anticipated capital requirements above do not allow for mining and exploration costs. These activities would require additional capital. The Company has no material capital commitments or agreements which would require significant outlays of capital during fiscal 2006.

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

    Forward-Looking Statements.
    ---------------------------

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this Annual Report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond the Company's control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Item 7.  Financial Statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
                CONSOLIDATED FINANCIAL STATEMENTS

              Years Ended October 31, 2005 and 2004
        And Period November 1, 1996 through October 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Gold Standard, Inc.
Salt Lake City, UT

We have audited the accompanying consolidated balance sheet of Gold Standard, Inc. as of October 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gold Standard, Inc. as of October 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has no revenues and no foreseeable future revenues. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, UT
January 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors

GOLD STANDARD, INC. AND SUBSIDIARIES

We have audited the consolidated balance sheet of Gold Standard, Inc. and Subsidiaries (An Exploration Stage Company) as of October 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and in the period November 1, 1996 through October 31, 2004. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Standard, Inc. and Subsidiaries as of October 31, 2004, and the results of their operations and their cash flows for the year then ended and in the period November 1, 1996 through October 31, 2004, in conformity with U.S. generally accepted accounting principles.

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


/s/Mayer Hoffman McCann P.C.
Salt Lake City, Utah
June 23, 2005

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
                    CONSOLIDATED BALANCE SHEET

                         October 31, 2005


                           ASSETS

CURRENT ASSETS
     Prepaid expenses                                           $      5,467
                                                                ------------
       TOTAL CURRENT ASSETS                                            5,467
                                                                ------------


PROPERTY, PLANT AND EQUIPMENT, at cost, less
     accumulated depreciation and amortization                           376
                                                                ------------
OTHER ASSETS
     Available for sale securities                                         -
                                                                ------------
       TOTAL ASSETS                                             $      5,843
                                                                ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Bank overdraft                                             $        795
     Accounts payable-trade                                           65,382
     Accrued liabilities                                               1,750
     Note payable-officer                                             30,000
                                                                ------------
       TOTAL CURRENT LIABILITIES                                      97,927
                                                                ------------

STOCKHOLDERS' EQUITY
     Common stock, par value $.001, authorized
          100,000,000 shares, issued and outstanding
          10,458,864 shares                                           10,459
     Additional paid in capital                                   13,485,248
     Accumulated deficit during the exploration stage (from
       November 1, 1996 through October 31, 2005)                 (6,959,541)
     Accumulated deficit prior to November 1, 1996                (6,628,250)
                                                                ------------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (92,084)
                                                                ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $      5,843
                                                                ============


         See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS

              Years Ended October 31, 2005 and 2004
     And Period from November 1, 1996 through October 31, 2005
                                                                 November 1,
                                                                1996 through
                                                                 October 31,
                                         2005          2004         2005
                                       ----------    ----------  -----------
REVENUE                                $        -    $        -  $         -
                                       ----------    ----------  -----------
EXPENSES
     General and administrative           218,908       275,199    2,769,896
     Leasehold exploration and
      carrying costs                       11,551       241,605    3,678,317
     Depreciation and amortization          2,349         4,173      234,058
                                       ----------    ----------  -----------
        NET LOSS FROM OPERATIONS         (232,808)     (520,977)  (6,682,271)

OTHER INCOME (EXPENSE)
     Interest income                            -         2,447      789,565
     Loss on Investment                         -             -     (958,531)
     Gains and (losses) on sale of
      equipment                            (9,016)       10,845      (13,840)
     Impairment on investment             (25,025)      (68,640)     (93,665)
     Income taxes                               -          (100)        (800)
                                       ----------    ----------  -----------
          NET LOSS                     $ (266,849)   $ (576,425) $(6,959,542)
                                       ==========    ==========  ===========

Net loss per common share              $    (0.03)   $    (0.06)
                                       ==========    ==========

Weighted average shares outstanding    10,458,864    10,458,864
                                       ==========    ==========


          See accompanying notes to consolidated financial statements

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                        (An Exploration Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           During the Period November 1, 1996 through October 31, 2005


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

Net loss

Change in unrealized
losses on available for
sale securities, net of tax

Accretion of imputed
interest
                                           ----------  -------  -----------
Balance, October 31, 2003                  10,158,864  $10,159  $13,305,549

Net loss

Sale of common stock                        1,100,000    1,100      248,900

Cancellation of issued shares                (800,000)    (800)    (149,200)

Change in unrealized gains
and loss on available-for-
sale securities, net of tax
                                           ----------  -------  -----------
Balance, October 31, 2004                  10,458,864  $10,459  $13,405,249

Services contributed                                                 80,000

Net loss
                                           ----------  -------  -----------
Balance, October 31, 2005                  10,458,864  $10,459  $13,485,249
                                           ==========  =======  ===========

[CONTINUED]
                      GOLD STANDARD, INC. AND SUBSIDIARIES
                        (An Exploration Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            During the Period November 1, 1996 through October 31, 2004


                            Receivable
                               From                Accumulated
                              Related                  Other         Total
                            Party for  Accumulated Comprehensive Stockholders'
                          Stock Issued    Deficit  Income(Loss)     Equity
                          ------------ ----------- ------------- -------------
Balance, October 31, 1996            -  (6,628,251)     (20,888)    6,549,487

Net loss                                (1,271,319)                (1,271,319)
Change in unrealized
gains on available for
sale securities, net of tax                              27,037        27,037
                          ------------  ----------- ----------- -------------
Balance, October 31, 1997            -   (7,899,570)     (6,149)    5,305,205

Net loss                                 (1,688,464)               (1,688,464)
Change in unrealized
losses on available for
sale securities, net of tax                               6,149        (6,149)
                          ------------  ----------- ----------- -------------
Balance, October 31, 1998            -   (9,588,034)          -     3,610,592

Net loss                                   (778,438)                 (778,438)
Change in unrealized
losses or gains on
available for sale
securities, net of tax
                          ------------  ----------- ----------- -------------
Balance, October 31, 1999            -  (10,366,472)          -     2,832,154

Net loss                                   (597,680)                 (597,680)
Stock issued for note
receivable                    (129,319)
Accretion of imputed
interest                        (8,031)                                (8,031)
Change in unrealized
losses or gains on
available for sale
securities, net of tax
                          ------------  ----------- ----------- -------------
Balance, October 31, 2000    (137,350)  (10,964,152)          -     2,226,443

Net loss                                   (678,410)                 (678,410)
Adjustment to discounted
note                           12,327                                      90
Accretion of imputed
interest                       (7,146)                                 (7,146)
Change in unrealized
losses or gains on
available for sale
securities, net of tax
                          ------------  ----------- ----------- -------------
Balance, October 31, 2001     (132,169) (11,642,562)          -     1,540,977

Net loss                                   (529,144)                 (529,144)

Change in unrealized
losses or gains on
available for sale
securities, net of tax                                  189,951       189,951

Accretion of imputed            (5,101)                                (5,101)
interest
                          ------------  ----------- ----------- -------------
Balance, October 31, 2002     (137,270) (12,171,706)    189,951     1,196,683

Eight for one stock split

Net loss                                   (572,812)                 (572,812)

Change in unrealized
losses on available for
sale securities, net of tax                             (78,283)      (78,283)

Accretion of imputed
interest                     (10,673)                                 (10,673)
                           ---------  -------------     --------  -----------
Balance, October 31, 2003  $(147,943) $ (12,744,518)    $111,668  $   534,915

Net loss                                   (576,425)                 (576,425)

Sale of common stock                                                  250,000

Cancellation of issued
shares                       147,943                                   (2,057)

Change in unrealized
gains and loss on
available-for-sale
securities, net of tax                                  (111,668)    (111,668)
                           ---------  -------------     --------  -----------
Balance, October 31, 2004  $       -  $ (13,320,943)   $       -  $    94,765
                           ---------  -------------     --------  -----------
Services contributed                                                   80,000

Net loss                                   (266,849)                 (266,849)
                           ---------  -------------     --------  -----------
Balance, October 31, 2005  $       -  $ (13,587,792)   $       -  $   (92,084)
                           =========  ==============    ========  ===========

          See accompanying notes to consolidated financial statements

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
              CONSOLIDATED STATEMENTS OF CASH FLOWS

              Years Ended October 31, 2005 and 2004
        And Period November 1, 1996 through October 31, 2005

                                                                 November 1,
                                                                1996 through
                                                                 October 31,
                                          2005          2004         2005
                                       ----------    ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                          $ (266,849)     (576,425)  (6,959,540)
     Adjustments to reconcile net loss
     to net cash used in operating
     activities:
          Depreciation and amortization     2,349         4,173      234,058
          Additional paid in capital from
            contributed services           80,000             -       80,000
          Accretion of discount on note
          receivable                            -        (2,057)     (32,918)
          Losses on assets and investments 33,941        57,795    1,065,935
     Decrease (increase) in:
          Prepaid expenses                    344           262       (5,467)
          Accounts receivable                 100             -            -
          Accrued interest                      -             -        5,696
          Deposits                              -             -          690
     Increase (decrease) in:
          Accounts payable                 64,431          (292)      (9,990)
          Accrued liabilities               1,560            90          446
          Deferred liability                    -             -      (61,000)
          Bank overdraft                      795             -          795
                                        ---------     ---------   ----------
             NET CASH FLOWS USED IN
             OPERATING ACTIVITIES         (83,329)     (516,454)  (5,681,295)
                                        ---------     ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in common stock and
      additional paid in capital from
      sale of additional shares                 -       250,000      250,000
     Increase in note payable-officer      30,000             -       30,000
                                        ---------     ---------   ----------
             NET CASH FLOWS FROM
             FINANCING ACTIVITIES          30,000       250,000      280,000
                                        ---------     ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                      -       (13,978)    (158,607)
     Increase in additional paid in
      available for sale securities             -             -      145,440
     Investment in affiliate                    -             -     (395,046)
     Exchange of stock                          -             -       23,551
     Proceeds from sale of fixed assets     1,449        19,661       99,809
                                        ---------     ---------   ----------
             NET CASH FLOWS FROM
             INVESTING ACTIVITIES           1,449         5,683     (284,853)
                                        ---------     ---------   ----------

               NET DECREASE IN CASH       (51,880)     (260,771)  (5,686,148)

               CASH, BEGINNING OF YEAR     51,880       312,651    5,686,148
                                        ---------     ---------   ----------
               CASH, END OF YEAR        $       -     $  51,880   $        -
                                        =========     =========   ==========


           See accompanying notes to consolidated financial statements

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

     Investment in mining properties - Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned. As of October 31, 2005 there were no geologic areas under production.

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


( 1 ) Summary of significant accounting policies

     If compensation expense based on the fair value of the warrant grants, in accordance with SFAS No. 123, our net loss per share would have been the pro forma amounts indicated below:
                                      Twelve months ended October 31,

                                             2005           2004
      Net loss
          As reported                      $(266,849)   $(576,425)
          Pro forma                         (266,849)    (614,016)


      Loss per share
          As reported                      $   (0.03)   $   (0.06)
          Pro forma                            (0.03)       (0.06)

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

Stock warrant activity is summarized as follows for the years ended October 31, 2005 and 2004:

                                                                Weighted
                                                                 Average
                                                                Exercise
                                            Shares                Price
                                           ---------           ---------
  Warrants outstanding, October 31, 2003           -                   -
  Granted                                  1,540,000                 .22
  expired                                          -                   -
                                           ---------           ---------
  Warrants outstanding, October 31, 2004   1,540,000                 .22
  Granted                                          -                   -
  expired                                          -                   -
                                           ---------           ---------
  Warrants outstanding, October 31, 2005   1,540,000           $     .22
                                           =========           =========


     Effects of recent accounting pronouncements - In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123(c)) "Share-based payment". SFAS 123 c) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 c) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

     In November 2004, the FASB issued SFAS No. 151 (SFAS 151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the results of operations of the Company.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-haring Transactions," which is effective for years beginning after June 15, 2005. The adoption of this new accounting standard had no material effect on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153 (SFAS 153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on the Company's financial position or results of operations.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.


 ( 2 )      Realization of assets

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception of $13,587,791. The Company has no revenues and no foreseeable future revenues. At October 31, 2005, the Company has no cash available to fund operations. The Company has no lines of credit available to fund operations. The Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

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


 ( 3 )      Available for sale securities

     Gold Standard has recognized a permanent loss on available for sale securities of $25,025. This amount has been reported in the Statement of Operations for the year ended October 31, 2005.

 ( 4 )      Property and equipment

     Property and equipment at October 31, 2005 is as follows:

     Cost
      Furniture and equipment                       $     63,056
      Transportation equipment                            67,933
      Leasehold improvements                               3,201
                                                    ------------
            Total cost                                   134,190
      Accumulated depreciation and amortization          133,814
                                                    ------------
      Net property and equipment                    $        376
                                                    ============

     Depreciation expense for the years ended October 31, 2005 and 2004 was $2,349 and $4,173 respectively.


 ( 5 )      Related party transactions

     The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long-term cash advances. As of October 31, 2005, the Company had receivables from these companies of $513,936, $3,170,023 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

     During the year ended October 31, 2005 an officer and employees of the Company performed services without compensation. The value of these services in the amount of $80,000 has been recorded as additional paid in capital.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


( 6 )      Income taxes

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Net deferred tax assets consist of the following components as of October 31, 2005 and 2004:

                                                      2005         2004
              Deferred tax assets:
                    NOL
                    Carryover                    $ 1,944,800    $ 1,813,733

              Deferred tax liabilities:

              Valuation allowance                 (1,944,800)    (1,813,733)
                                                 -----------    -----------
              Net deferred tax asset             $         -    $         -
                                                 ===========    ===========

     The income tax provision differs from the amount of income tax determined by applying the U.S. Federal and state income tax rates of 39% to pretax income from continuing operations for the years ended October 31, 2005 and 2004 due to the following:

                                                   2005          2004

            Book
            Income                           $  (104,071)    $  (130,516)
            Contributed services                  31,200               -
            Other                                    (78)              -
            Valuation allowance                   72,949         130,516
                                             -----------     -----------
                                             $         -     $         -
                                             ===========     ===========

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At October 31, 2005, the Company had net operating loss carryforwards of approximately $4,900,000 that may be offset against future taxable income from the year 2005 through 2005. No tax benefit has been reported in the October 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

( 7 )      Cash flow disclosures

     The following is a summary of supplemental cash flow information:

     Cash paid:
      Interest expense, net of amount capitalized              $        -
                                                               ==========
      Income taxes                                             $      223

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Effective as of November 9, 2005, Mayer Hoffman McCann P.C. ("MHM") resigned as the Company's independent auditor. The reports of MHM on the financial statements of the Company as of and for the years ended October 31, 2003 and 2004 and the period November 1, 1995, through October 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for the addition of an explanatory paragraph indicating that the Company has experienced recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. During the period November 1, 1996 through October 31, 2004, and through November 9, 2005, there were no disagreements with MHM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MHM, would have caused MHM to make reference to the subject matter of the disagreement in its reports on the Company's financial statements for such periods.

          We have had no disagreements with our Independent Accountants with respect to accounting and financial disclosure.

          On December 1, 2005, the Company engaged HJ & Associates, LLC, Certified Public Accountants, of Salt Lake City, Utah, as its principal accountants to audit its financial statements for the fiscal year ended October 31, 2005. The Company has not consulted HJ & Associates, LLC, regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements. See the 8-K Current Report dated November 9, 2005, as amended, and filed with the Securities and Exchange Commission on November 10, 2005, December 5, 2005 and December 7, 2005, which is attached hereto and incorporated herein by reference, in Part III, Item 13.

Item 8(a).  Controls and Procedures.

          Our auditors have previously advised us of deficiencies in our Controls and Procedures that relate to the fact that one person, our President, Scott L. Smith, has sole check signing authority on our U. S. checking accounts; the manager of our prior South American operations had sole check signing authority for those operations; and that we do not have an audit committee. We believe that with our current limited operations, our President's sole check signing authority is not material because the check register is reconciled by another related party (his daughter) and the monthly accounting and preparation of financial statements are performed by an outside independent contracted accountant who reviews all records and reconciliations. Concerning our South American operations that have now ceased, the funds upon which such manager could write checks were limited to the anticipated expenses of those operations and advances that were made for those purposes. We are not required to have an audit committee, and with no current operations, that are not deemed to be material.

          With this in mind, and as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, Scott L. Smith, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b).  Other Information.

        None.

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

Officer/
Director
Name             Age     Position                                       Since
----             ---     --------                                     --------
Scott L. Smith    79      Chairman of the Board, President, Principal    1972
                          Executive Officer, Treasurer, Principal
                          Financial Officer and Chief Accounting Officer
Bret C. Decker    51      Director, Vice President, Secretary            1996
Gerald L. Sneddon 75      Director                                       1996
Nilton P. Franke  51      Vice President                                 1997
Marlon U. Stones  61      Director                                       2004

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

     Employment Agreements.
     ----------------------

         All officers of the Company are "at-will" employees, except for Scott
L. Smith. The Company had a five year Employment Agreement with Mr. Smith, which Agreement began August 15, 2000 and provided for an annual salary of $85,000, with an increase in the second year and fourth year of $1,000 per month, or such larger increases as were determined by the Board of Directors in its discretion. Under the Agreement, Mr. Smith could be terminated only for certain defined causes. The Agreement also included a covenant not to compete. This Agreement was extended, effective January 30, 2004, to August 15, 2008, with an increase in the 2006 and 2008 of $1,000 per month, or such larger increases as were determined by the Board of Directors in its discretion.

     Audit Committee Financial Expert.
     ---------------------------------

          The Company does not have an audit committee or an audit committee
financial expert.   Thus, the Company's stock may not be listed on the
national securities exchange or by any national securities association. This will limit the ability of the Company's shareholders to sell their shares in these markets.

     Compensation Committee.
     -----------------------

          We have not established a Compensation Committee because, due to our current lack of operations, we believe that we are able to effectively manage the issues normally considered by a Compensation Committee.

     Nominating and Corporate Governance Committee.
     ----------------------------------------------

          We have not established a Nominating and Corporate Governance Committee because, due to our current lack of operations, we believe that we are able to effectively manage the issues normally considered by a Nominating and Corporate Governance Committee.

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

          Based solely on a review of the copies of such forms furnished to the Company or written representations from certain persons, the Company believes that during the Company's 2005 fiscal year, all filing requirements applicable to its officers, directors and ten-percent owners of the Company were met by such persons.

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

Item 10. Executive Compensation.

       Compensation of Executive Officers
       ----------------------------------

         The following table sets forth information concerning all cash compensation paid by the Company for services in all capacities to the Company's Principal Executive Officer during the three-year period ended October 31, 2005. The Company has no other officers whose total cash compensation exceeded $100,000 for the year. The Company has no plans that will require the Company to contribute to or to provide pension, retirement or similar benefits to directors or officers of the Company.

                           Summary Compensation Table

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and        Year or               Other  Rest- Under- LTIP  Other
Principal       Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position        Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
----------------------------------------------------------------------

Scott L. Smith 10/31/05 $ 4,000   0     0     0     0      0     0
Chairman and   10/31/04 $72,000   0     0     0     0      0     0
President      10/31/03 $79,000   0     0     0     0      0     0

     Options Grants in Last Fiscal Year.
     -----------------------------------

       The Company granted certain options or warrants during the fiscal year ended October 31, 2004. See the headings "Securities Authorized for Issuance under Equity Compensation Plans" and "Recent Sales of Restricted Securities" under Part II, Item 5 of this Annual Report, for information of grants of warrants to directors and executive officers.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The following tables set forth certain information as of February
8, 2006 regarding beneficial ownership of the Company's common stock, by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock; (ii) each director and executive officer of the Company; and
(iii) all executive officers and directors of the Company as a group. Common stock is considered "beneficially owned" by a person if such person, directly or indirectly, through any contract, arrangement, understanding or otherwise, has or shares: (i) voting power for the stock; and/or (ii) investment power for the stock (including the power to dispose of the stock). Such "beneficial ownership" also includes stock that a person has the right to acquire within 60 days of February 13, 2006. Unless otherwise indicated, to the knowledge of the Company the persons or entities named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them, subject to applicable community property laws. The percentage ownership for each person is calculated based on the total outstanding shares as of February 13, 2006 (11,998,864 shares) and assumes that all the common stock that could be acquired by that person within 60 days (an aggregate of 1,540,000 shares under management warrants), by option exercise or otherwise, has in fact been acquired and that no other shareholder has exercised a similar right to acquire additional shares.

                 Name and Address of         Amount and Nature of   Percent
Class            Beneficial Owner            Beneficial Ownership   of Class
-----            ----------------            --------------------   --------
Common           Scott L. Smith              1,237,512(1)           10.3%
                 4931 Marilyn Drive
                 Salt Lake City, Utah

Common           FCMI Financial Corporation  1,941,744(2)           16.2%
                 347 Bay Street, Second Floor
                 Toronto, Ontario

Common           Nilton P. Franke              320,000(3)            2.8%
                 Rua Tibagi, 294-Jala 1003
                 Curitiba, PR, Brazil

Common           Bret C. Decker                160,000(4)            1.3%
                 6071 Linden Way
                 Salt Lake City, UT 84121

Common           Gerald L. Sneddon             160,000(5)            1.3%
                 351 East Curling
                 Boise, ID 83702

Common           Marlon U. Stones              100,000(6)             .8%
                 426 E. Nichols Canyon Rd. 1105
                 Cedar City, Utah 84720

Common           All directors and executive 1,977,512              16.5%
                 officers as group (Messrs.
                 Smith, Franke, Decker,
                 Sneddon and Stones)

          (1) President, Treasurer and Chairman of the Company. Includes: (i) 350,008 shares held directly; (ii) 87,504 shares held in the name of Mr. Smith's spouse; and (iii) warrants that are currently exercisable to purchase 800,000 shares of Company's common stock referenced elsewhere in this Annual Report.

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

Item 12.  Certain Relationships and Related Transactions.

           The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long-term cash advances. As of October 31, 2005, the Company had receivables from these companies of $513,936, $3,170,023 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

          During the year ended October 31, 2005, an officer and employees of the Company performed services without compensation. The value of these services in the amount of $80,000 has been recorded as additional paid in capital.

          No other director or executive officer was indebted to the Company during the 2005 or 2004 fiscal years or involved in any financial transaction with the Company.

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

Item 13.  Exhibits and Reports on Form 8-K

          (a) The following Exhibits are attached hereto or incorporated herein by reference as indicated in the table below:

Exhibit                                                 Location if other
No.           Title of Document                         than attached hereto
---           -----------------                         --------------------
3.01*         Articles of Incorporation                 1999 Form 10-K
                                                        Exhibit 3.01
3.02*         Amended Bylaws                            2000 Form 10-KSB
                                                        Exhibit 3.02
10.01*#       Employment Agreement for Scott L Smith    1999 Form 10-K
                                                        Exhibit 10.01
14*           Code of Ethics                            Exhibit 14
                                                        2003 Form 10-KSB
21            Subsidiaries of the Company               Exhibit 21

23.1          Consent of Auditors

23.2          Consent of Former Auditors

31.1          302 Certification

31.2          302 Certification

32            906 Certification

8-K Current Report dated December 1, 2005, regarding a change in auditors* 8-K Current Report dated November 9, 2005, regarding a change in auditors* 10-KSB Annual Report for the fiscal year ended October 31, 2004*
------------------
* Denotes exhibits specifically incorporated in this Form 10-KSB by reference to other filings of the Company pursuant to the provisions of Securities and Exchange Commission Rule 12b-32 and Regulation S-B, Item 10(f)(2). These documents are located under File No. 33-17286 at, among other locations, the Securities and Exchange Commission, Public Reference Branch, 100 F Street N. E., Washington, D.C. 20549.

# Identifies management or compensatory plans, contracts, or arrangements.

          (b) The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this Annual Report.

Item 14.  Principal Accountant Fees and Services.

     The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended October 31, 2005, and October 31, 2004:

     Fee category                      2005           2004
     ------------                      ----           ----

     Audit fees                        $17,550        $30,750

     Audit-related fees                $ 3,000        $ 2,000

     Tax fees                          $   900        $ 1,925

     All other fees                    $     0        $     0

     Total fees                        $21,450        $34,675

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

                                          GOLD STANDARD, INC.

Date: February 14, 2006                   /s/ SCOTT L. SMITH
                                          ------------------------------------
                                          Scott L. Smith, President and
                                          Director


Date: February 14, 2006                   /s/ BRET C. DECKER
                                          ------------------------------------
                                          Bret C. Decker, Secretary and
                                          Director


                                          /s/ MARLON U. STONES
                                          ------------------------------------
Date: February 14, 2006                   Marlon U. Stones, Director


                                          /s/ Gerald L. Sneddon
                                          ------------------------------------
Date: February 14, 2006                   Gerald L. Sneddon, Director