Form 10QSB
period 2006-01-31
GOLD STANDARD INC
filed 2006-03-13
CIK 42136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                 FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2006

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

                      136 South Main Street, Suite #712
                         Salt Lake City, Utah 84101
                         --------------------------
                 (Address of principal executive office)

                               (801) 328-4452
                               --------------
             (Issuer's telephone number, including area code)

                                     N/A
                                     ---
            (Former name, former address and former fiscal year,
                       if changed since last report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes [X]
No [ ]

     Indicate by check mark whether the Issuer is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes  X    No

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None; Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: January 31, 2006 - 10,458,864 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes  X  No

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The financial statements of Gold Standard, Inc., a Utah corporation (the "Company," "we," "us," "our," or words of similar import) required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the Company.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                         January 31, 2006

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
                   CONSOLIDATED BALANCE SHEETS
                         January 31, 2006
                            (Unaudited)

              ASSETS
CURRENT ASSETS
Prepaid expenses                                 $       5,846
                                                 -------------
               TOTAL CURRENT ASSETS                      5,846

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization             335

OTHER ASSETS
     Available for sale securities                           0
                                                 -------------
                                                             0
                                                 -------------
               TOTAL ASSETS                      $       6,181
                                                 =============


          LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
     Bank overdraft                              $       1,327
     Accounts payable - trade                           78,153
     Accrued liabilities                                 1,828
     Note payable - officer                             45,000
                                                 -------------
               TOTAL CURRENT LIABILITIES               126,308

STOCKHOLDERS' EQUITY
     Common stock, par value $.001, authorized          10,459
        100,000,000 shares, issued and outstanding
        10,458,864 shares
     Additional paid-in capital                     13,515,248
     Accumulated deficit                           (13,645,834)
                                                  ------------
               TOTAL STOCKHOLDERS' EQUITY
                  (DEFICIT)                           (120,127)
                                                  ------------
               TOTAL LIABILITIES AND EQUITY
                  (DEFICIT)                       $      6,181
                                                  ============


See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS
            Three month periods ended January 31, 2006 and 2005
        And Period November 1, 1996 through January 31, 2006

                                          Three months ended  November 1, 1996
                                              January 31,      through January
                                           2006         2005      31, 2006
                                        (Unaudited)(Unaudited)   (Unaudited)
INCOME FROM OPERATIONS                   $      -  $       -    $           -

EXPENSES
 Depreciation                                  42      1,083          234,100
 Leasehold exploration and
   carrying costs                               -          -        3,678,317
 General and administrative                58,001     54,208        2,827,897
                                         --------  ---------    -------------
    NET LOSS FROM OPERATIONS              (58,043)   (55,291)      (6,740,314)

OTHER INCOME AND (EXPENSE)
 Interest income                                -          -          789,565
 Loss on investments                            -          -         (958,531)
 Gains and (losses) on sale of equipment        -        390          (13,840)
 Impairment on investment                       -          -          (93,665)
 Income taxes                                   -          -             (800)
                                         --------  ---------    -------------
      NET LOSS                           $(58,043) $ (54,901)   $  (7,017,585)
                                         ========  =========    =============
Net loss per common share                $  (0.01) $   (0.01)
                                         ========  =========

Weighted average shares outstanding    10,458,864 10,458,864
                                       ========== ==========


See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three month periods ended January 31, 2006 and 2005
       And Period November 1, 1996 through January 31, 2006


                                          Three months ended  November 1, 1996
                                              January 31,      through January
                                           2006         2005      31, 2006
                                        (Unaudited)(Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                $ (58,043) $ (54,901)  $(7,017,583)
 Add (deduct) adjustments to
 cash basis:
  Depreciation                                  42      1,083       234,100
  Gain on sale of fixed assets                   -       (390)         (390)
  Additional paid in capital from
   contributed services                     30,000          -       110,000
  Accretion                                      -          -       (32,918)
  Losses on assets and investments               -          -     1,065,935
  Decrease (increase) in:
    Accrued interest                             -          -         5,696
    Prepaid expense                           (379)      (140)       (5,846)
    Accounts receivable                          -          -             -
    Deposits                                     -          -           690
  Increase (decrease) in:
    Bank overdraft                             532          -         1,327
    Accounts payable                        12,770     26,819         2,780
    Accrued liabilities                         78          -           524
    Deferred liability                           -          -       (61,000)
                                          --------   --------   -----------
    NET CASH USED IN OPERATING ACTIVITIES  (15,000)   (27,529)   (5,696,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                       -          -       250,000
  Note payable officer                      15,000          -        45,000
                                          --------   --------   -----------
    NET CASH PROVIDED BY FINANCING
    ACTIVITIES                              15,000          -       295,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                          -          -      (158,607)
  Sale of investments                            -          -       145,440
  Investment in affiliate                        -          -      (395,046)
  Exchange of stock                              -          -        23,551
  Proceeds from sale of fixed assets             -        390       100,199
                                         ---------  ---------   -----------
   NET CASH PROVIDED BY INVESTING
   ACTIVITIES                                    -        390      (284,463)

NET INCREASE(DECREASE) IN CASH                   -    (27,139)   (5,686,148)

CASH BALANCE AT BEGINNING OF PERIOD              -     51,880     5,686,148
                                         ---------  ---------   -----------
CASH BALANCE AT END OF PERIOD            $       -  $  24,741   $         -
                                         =========  =========   ===========


See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

( 1 )     Summary of significant accounting policies

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnised in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. Operating results for the three months ended January 31, 2006, are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

 ( 2 )    Realization of assets

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception of $13,645,834. The Company has no revenues and no foreseeable future revenues. At January 31, 2006, the Company has no cash available to fund operations. The Company has no lines of credit available to fund operations. The Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

( 3 )     Related party transactions

     During the three months ended January 31, 2006 an officer and employees of the Company performed services without compensation. The value of these services in the amount of $30,000 has been recorded as additional paid in capital.

( 4 )     Cash flow disclosures

     The following is a summary of supplemental cash flow information:

     Cash paid:
          Interest expense, net of amount capitalized       $       -
                                                            =========
          Income taxes                                      $       -
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

     The Company held directly or through its subsidiaries, mineral and exploration rights to properties located in the Dugway region of western Utah, southern Uruguay and Brazil. All past exploration costs associated with these activities have been charged to operations as incurred. There have been no exploration costs during the three month period ended January 31, 2006, or
January 31, 2005.   No development costs have been capitalized on these
properties through January 31, 2006, because the Company has not found proven mineral resources.

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

     In the fiscal year ended October 31, 2005, the Company suspended operations on it mining properties in Brazil, for lack of funding to continue exploratory operations. The office has been closed and the physical assets that comprised that facility have been sold.

Results and Plan of Operations.

     No revenue was generated by the Company from operations for the three month periods ended January 31, 2006, and 2005.

     Operating expenses increased to $58,043 for the three month period ended January 31, 2006, compared to $55,291 for the three month period ended January 31, 2006.

Liquidity and Capital Resources.

     The Company has incurred operating losses since inception of $13,645,834. The Company has no revenues and no foreseeable future revenues. At January 31, 2006, the Company had cash available to fund operations of $5,846. The Company has no lines of credit available to fund operations.
The Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

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

     The anticipated capital requirements above do not allow for mining and exploration costs. These activities would require additional capital. The Company has no material capital commitments or agreements which would require significant outlays of capital during the remaining nine months of 2006.

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

     With this in mind, and as of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

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

                                         GOLD STANDARD, INC.


Date: 3/13/2006                          By:/s/Scott L. Smith
      ---------                             ------------------------
                                            Scott L. Smith
                                            President and Chief Financial
                                            Officer and Director

Date: 3/10/2006                          By:/s/Bret C. Decker
      ---------                             ------------------------
                                            Bret C. Decker, Secretary