Form 10QSB
period 2006-04-30
GOLD STANDARD INC
filed 2006-06-19
CIK 42136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                 FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2006

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

     None; Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: April 30, 2006 - 10,458,864 shares of common stock.

     Transitional Small Business Disclosure Format (Check one):  Yes    No  X

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                           April 30, 2006

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
               UNAUDITED CONSOLIDATED BALANCE SHEET
                           April 30, 2006

              ASSETS
CURRENT ASSETS
Prepaid expenses                                 $       2,795
                                                 -------------
               TOTAL CURRENT ASSETS                      2,795

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization             293

OTHER ASSETS
     Available for sale securities                           -
                                                 -------------
                                                             0
                                                 -------------
               TOTAL ASSETS                      $       3,088
                                                 =============


          LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
     Bank overdraft                              $       3,876
     Accounts payable - trade                           78,261
     Accrued liabilities                                 3,139
     Note payable - officer                             59,000
                                                 -------------
               TOTAL CURRENT LIABILITIES               144,276

STOCKHOLDERS' EQUITY
     Common stock, par value $.001, authorized          10,459
        100,000,000 shares, issued and outstanding
        10,458,864 shares
     Additional paid-in capital                     13,545,248
     Accumulated deficit                           (13,696,895)
                                                  ------------
               TOTAL STOCKHOLDERS' EQUITY
                  (DEFICIT)                           (141,188)
                                                  ------------
               TOTAL LIABILITIES AND EQUITY
                  (DEFICIT)                       $      3,088
                                                  ============


See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS
     Three and six month periods ended April 30, 2006 and 2005
        And Period November 1, 1996 through April 30, 2006


                         Three months ended   Six months ended    November 1,
                             April 30,           April 30,       1996 Through
                        2006         2005     2006       2005   April 30, 2006
                    (Unaudited)(Unaudited)(Unaudited)(Unaudited) (Unaudited)
SALES                   $     -   $        -  $      -  $      -   $       -

EXPENSES
 Depreciation                41        1,083        83     2,166     234,141
 Leasehold
 exploration and
 carrying costs               -            -         -         -   3,678,317
 General and
 administrative          51,020       29,733   109,021    83,941   2,878,917
                     ----------   ----------  --------  --------- ----------
    NET LOSS FROM
    OPERATIONS          (51,061)     (30,816) (109,104)  (86,107) (6,791,375)

OTHER INCOME
 Interest income              -            -         -          -    789,565
 Loss on investments          -            -         -        390   (958,531)
 Gains and (losses)
  on sales of equipment       -            -         -          -    (13,840)
 Impairment on investment     -            -         -          -    (93,665)
 Income taxes                 -            -         -          -       (800)
                     ----------   ----------  --------  --------- ----------
      NET LOSS       $  (51,061)  $  (30,816)$(109,104) $ (85,717)(7,068,646)
                     ==========   ==========  ========  ========= ==========
Net loss per common
share                $    (0.00)  $    (0.02)$   (0.01) $   (0.03)
                     ==========   ==========  ========  =========

See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
       Three and six month periods ended April 30, 2006 and 2005
         And Period November 1, 1996 through April 30, 2006

                         Three months ended   Six months ended    November 1,
                             April 30,           April 30,       1996 Through
                        2006         2005     2006       2005   April 30, 2006
                    (Unaudited)(Unaudited)(Unaudited)(Unaudited) (Unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net loss               $ (51,061)$  (30,816) $(109,104)$(85,717) $(7,068,644)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Depreciation                 41      1,083         83    2,166      234,141
  Additional paid in
   capital from
   contributed services    30,000          -     60,000        -      140,000
  Accretion of discount
   on note receivable           -          -          -        -      (32,918)
  Losses on assets and
   investments                  -          -          -     (390)   1,065,935
  Decrease (increase) in:
    Accrued interest            -          -          -        -        5,696
    Prepaid expenses        3,051      3,218      2,672    3,078       (2,795)
    Accounts receivable         -          -          -        -            -
    Deposits                    -          -          -        -          690
  Increase (decrease) in:
    Bank overdraft          2,549          -      3,081        -        3,876
    Accounts payable          108     11,474     12,878   38,293        2,888
    Accrued liabilities     1,312        (90)     1,390      (90)       1,836
    Deferred liability          -          -          -        -      (61,000)
                        ---------  ---------  ---------  -------  -----------
    NET CASH USED IN
    OPERATING ACTIVITIES  (14,000)   (15,131)   (29,000) (42,660)  (5,710,295)

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Increase of common
  stock and additional
  paid in capital from
  the sale of additional
  shares                        -          -          -        -      250,000
  Increased in note
  payable officer          14,000      5,000     29,000    5,000       59,000
                        ---------  ---------  ---------  -------  -----------
    NET CASH PROVIDED BY
    FINANCING ACTIVITIES   14,000      5,000     29,000    5,000      309,000

CASH FLOWS FROM
INVESTING ACTIVITIES:
  Purchase of equipment         -          -          -        -     (158,607)
  Increase in additional
   paid in capital              -          -          -        -            -
  Available for sale
   securities                   -          -          -        -      145,440
  Investment on affiliate       -          -          -        -     (395,046)
  Exchange of stock             -          -          -        -       23,551
  Proceeds from sale of
   fixed assets                 -          -          -      390       99,809
                        ---------  ---------  ---------  -------  -----------
   NET CASH PROVIDED BY
   INVESTING ACTIVITIES         -          -          -      390     (284,853)

NET DECREASE IN CASH            -    (10,131)         -  (32,270)  (5,686,148)

CASH, BEGINNING OF PERIOD       -     24,741          -   51,880    5,686,148
                        ---------  ---------  ---------  -------  -----------
CASH, END OF PERIOD     $       -  $  14,610  $       -  $14,610  $         -
                        =========  =========  =========  =======  ===========


See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

( 1 )     Summary of significant accounting policies

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. Operating results for the three and six months ended April 30, 2006, are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

 ( 2 )    Realization of assets

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception of $13,696,895. The Company has no revenues and no foreseeable future revenues. At April 30, 2006, the Company has no cash available to fund operations. The Company has no lines of credit available to fund operations. The Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

( 3 )     Related party transactions

     During the three months ended April 30, 2006 an officer and employees of the Company performed services without compensation. The value of these services in the amount of $30,000 has been recorded as additional paid in capital.

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

     The Company held directly or through its subsidiaries, mineral and exploration rights to properties located in the Dugway region of western Utah, southern Uruguay and Brazil. All past exploration costs associated with these activities have been charged to operations as incurred. There have been no exploration costs during the three month period ended April 30, 2006, or
April 30, 2005.   No development costs have been capitalized on these
properties through April 30, 2006, because the Company has not found proven mineral resources.

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

Results and Plan of Operations.

     No revenue was generated by the Company from operations for the three month periods ended April 30, 2006, and 2005.

     Operating expenses increased to $51,061 for the three month period ended April 30, 2006, compared to $30,816 for the three month period ended April 30, 2005.

     No revenue was generated by the Company from operations for the six month periods ended April 30, 2006, and 2005.

     Operating expenses increased to $109,104 for the six month period ended April 30, 2006, compared to $86,107 for the six month period ended April 30, 2005.

Liquidity and Capital Resources.

     The Company has incurred operating losses since inception of $13,696,895. The Company has no revenues and no foreseeable future revenues. At April 30, 2006, the Company had no cash available to fund operations. The Company has no lines of credit available to fund operations. The Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

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

     The anticipated capital requirements above do not allow for mining and exploration costs. These activities would require additional capital. The Company has no material capital commitments or agreements which would require significant outlays of capital during the remaining six months of 2006.

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

                                         GOLD STANDARD, INC.


Date: 6/19/2006                          By:/s/Scott L. Smith
      ---------                             ------------------------
                                            Scott L. Smith
                                            President and Chief Financial
                                            Officer and Director

Date: 6/19/2006                          By:/s/Bret C. Decker
      ---------                             ------------------------
                                            Bret C. Decker, Secretary