Form 10QSB
period 2006-07-31
GOLD STANDARD INC
filed 2006-09-20
CIK 42136

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                 FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2006

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

     None; Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: July 31, 2006 - 10,458,864 shares of common stock.

     Transitional Small Business Disclosure Format (Check one):  Yes    No  X

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The financial statements of Gold Standard, Inc., a Utah corporation (the "Company," "we," "us," "our" or words of similar import) required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the Company.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                            July 31, 2006

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
               UNAUDITED CONSOLIDATED BALANCE SHEET
                            July 31, 2006

              ASSETS
CURRENT ASSETS
Cash                                             $       2,429
Prepaid expenses                                         6,143
                                                 -------------
               TOTAL CURRENT ASSETS                      8,572

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization             252

OTHER ASSETS
     Available for sale securities                           -
                                                 -------------
                                                             -
                                                 -------------
               TOTAL ASSETS                      $       8,824
                                                 =============


          LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable - trade                    $     100,261
     Accrued liabilities                                 4,872
     Note payable - officer                             81,000
                                                 -------------
               TOTAL CURRENT LIABILITIES               186,133

STOCKHOLDERS' EQUITY
     Common stock, par value $.001, authorized          10,459
        100,000,000 shares, issued and outstanding
        10,458,864 shares
     Additional paid-in capital                     13,575,248
     Accumulated deficit                           (13,763,016)
                                                  ------------
               TOTAL STOCKHOLDERS' EQUITY
                  (DEFICIT)                           (177,309)
                                                  ------------
               TOTAL LIABILITIES AND EQUITY
                  (DEFICIT)                       $      8,824
                                                  ============


See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS
     Three and nine month periods ended July 31, 2006 and 2005
        And Period November 1, 1996 through July 31, 2006


                         Three months ended  Nine months ended    November 1,
                             July 31,           July 31,         1996 Through
                        2006         2005     2006       2005    July 31, 2006
                    (Unaudited)(Unaudited)(Unaudited)(Unaudited) (Unaudited)
INCOME FROM OPERATIONS  $     -   $        -  $      -  $      -   $       -

EXPENSES
 Depreciation                42           91       125     2,257     234,183
 Leasehold
 exploration and
 carrying costs               -            -         -         -   3,678,317
 General and
 administrative          66,425       41,613   175,446   125,554   2,945,342
                     ----------   ----------  --------  --------- ----------
    NET LOSS FROM
    OPERATIONS          (66,467)     (41,704) (175,571) (127,811) (6,857,842)

OTHER INCOME
 Interest income              -            -         -          -    789,565
 Loss on investments          -            -         -          -   (958,531)
 Gains and (losses)
  on sales of equipment     347       (9,405)      347    (9,015)    (14,187)
 Impairment on investment     -            -         -          -    (93,665)
 Income taxes                 -            -         -          -       (800)
                     ----------   ----------  --------  --------- ----------
      NET LOSS       $  (66,120)  $  (51,109)$(175,224) $(136,826)(7,135,460)
                     ==========   ==========  ========  ========= ==========
Net loss per common
share                $    (0.01)  $    (0.00)$   (0.02) $   (0.01)
                     ==========   ==========  ========  =========

Weighted average
number of outstanding
shares               10,458,864   10,458,864 10,458,864 10,458,864
                     ==========   ========== ========== ==========
See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine month period ended July 31, 2006 and 2005
         And Period November 1, 1996 through July 31, 2006

                                             Nine months ended    November 1,
                                                  July 31,        1996 Through
                                              2006       2005    July 31, 2006
                                          (Unaudited)(Unaudited) (Unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net loss                                   $(175,224)$(136,827)$(7,135,460)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Depreciation                                    125     2,257     234,183
  Additional paid in
   capital from
   contributed services                        90,000         -     170,000
  Accretion of discount
   on note receivable                               -         -     (32,918)
  Losses on assets and
   investments                                   (347)    8,915   1,065,588
  Decrease (increase) in:
    Accrued interest                                -         -       5,696
    Prepaid expenses                             (676)       29      (6,143)
    Accounts receivable                             -       100           -
    Deposits                                        -         -         690
  Increase (decrease) in:
    Bank overdraft                               (795)        -           -
    Accounts payable                           34,876    67,305      25,582
    Accrued liabilities                         3,123       (90)      3,569
    Income tax payable                              -      (100)          -
    Deferred liability                              -         -     (61,000)
                                            ---------   ------- -----------
    NET CASH USED IN
    OPERATING ACTIVITIES                      (48,918)  (58,411) (5,730,213)

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Increase of common
  stock and additional
  paid in capital from
  the sale of additional
  shares                                            -         -     250,000
  Increase in note
  payable - officer                            51,000     5,000      81,000
                                            ---------   ------- -----------
    NET CASH PROVIDED BY
    FINANCING ACTIVITIES                       51,000     5,000     331,000

CASH FLOWS FROM
INVESTING ACTIVITIES:
  Purchase of equipment                             -         -    (158,607)
  Increase in additional
   paid in capital                                  -         -           -
  Available for sale
   securities                                       -         -     145,440
  Investment on affiliate                           -         -    (395,046)
  Exchange of stock                                 -         -      23,551
  Proceeds from sale of
   fixed assets                                   347     1,449     100,156
                                            ---------   ------- -----------
   NET CASH PROVIDED BY
   INVESTING ACTIVITIES                           347     1,449    (284,506)

NET DECREASE IN CASH                            2,429   (51,962) (5,683,719)

CASH, BEGINNING OF PERIOD                           -    51,880   5,686,148
                                            ---------   ------- -----------
CASH, END OF PERIOD                         $   2,429   $   (82)$     2,429
                                            =========   ======= ===========


See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

( 1 )     Summary of significant accounting policies

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. Operating results for the three and nine months ended July 31, 2006, are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

 ( 2 )    Realization of assets

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception of $6,857,842.
     The Company has no revenues and no foreseeable future revenues.  At
     July 31, 2006, the Company has $2,429 cash available to fund operations. The Company has no lines of credit available to fund operations. The Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

( 3 )     Related party transactions

     During the three months ended July 31, 2006 an officer and employees of the Company performed services without compensation. The value of these services in the amount of $30,000 has been recorded as additional paid in capital.

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

     The Company held directly or through its subsidiaries, mineral and exploration rights to properties located in the Dugway region of western Utah, southern Uruguay and Brazil. All past exploration costs associated with these activities have been charged to operations as incurred. There have been no exploration costs during the three month period ended July 31, 2006, or
July 31, 2005.   No development costs have been capitalized on these
properties through July 31, 2006, because the Company has not found proven mineral resources.

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

Results and Plan of Operations.

     No revenue was generated by the Company from operations for the three month periods ended July 31, 2006, and 2005.

     Operating expenses increased to $66,425 for the three month period ended July 31, 2006, compared to $41,613 for the three month period ended July 31, 2005.

     No revenue was generated by the Company from operations for the nine month periods ended July 31, 2006, and 2005.

     Operating expenses increased to $175,446 for the nine month period ended July 31, 2006, compared to $125,554 for the nine month period ended July 31, 2005.

Liquidity and Capital Resources.

     The Company has incurred a net loss since inception of $7,135,460. The Company has no revenues and no foreseeable future revenues. At July 31, 2006, the Company had $2,429 cash available to fund operations. The Company has no lines of credit available to fund operations. The Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

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

     The Company's anticipated capital requirements for the remaining three months of the current fiscal year are as follows:

      Leasehold exploration and
        carrying costs                            $       0
      Other general and
        administrative expenses                      10,000
                                                  ---------
                                                  $  10,000

     The anticipated capital requirements above do not allow for mining and exploration costs. These activities would require additional capital. The Company has no material capital commitments or agreements which would require significant outlays of capital during the remaining three months of 2006.

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

                                         GOLD STANDARD, INC.


Date: 9/19/2006                          By:/s/Scott L. Smith
      ---------                             ------------------------
                                            Scott L. Smith
                                            President and Chief Financial
                                            Officer and Director

Date: 9/19/2006                          By:/s/Bret C. Decker
      ---------                             ------------------------
                                            Bret C. Decker, Secretary