Form 10QSB/A
period 2006-07-31
GOLD STANDARD INC
filed 2006-12-13
CIK 42136

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

     None; Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: November 29, 2006
- 1,307,358 shares of common stock.

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

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
           UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                            July 31, 2006

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
               UNAUDITED CONSOLIDATED BALANCE SHEET
                            July 31, 2006
                             (Restated)

              ASSETS
CURRENT ASSETS
Cash                                             $       2,429
Prepaid expenses                                         6,143
                                                 -------------
               TOTAL CURRENT ASSETS                      8,572

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization             252

OTHER ASSETS
     Available for sale securities                           -
                                                 -------------
                                                             -
                                                 -------------
               TOTAL ASSETS                      $       8,824
                                                 =============


          LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable - trade                    $     100,261
     Accrued liabilities                                 4,872
     Warrants payable - Note 6                          42,000
     Note payable - officer                             81,000
                                                 -------------
               TOTAL CURRENT LIABILITIES               228,133

STOCKHOLDERS' EQUITY
     Common stock, par value $.001, authorized           1,307
        100,000,000 shares, issued and outstanding
        1,307,358 shares
     Additional paid-in capital                     13,584,400
     Accumulated deficit                           (13,805,016)
                                                  ------------
               TOTAL STOCKHOLDERS' EQUITY
                  (DEFICIT)                           (219,309)
                                                  ------------
               TOTAL LIABILITIES AND EQUITY
                  (DEFICIT)                       $      8,824
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


                         Three months ended  Nine months ended    November 1,
                             July 31,           July 31,         1996 Through
                        2006         2005     2006       2005    July 31, 2006
                    (Unaudited)(Unaudited)(Unaudited)(Unaudited) (Unaudited)
                    (Restated)            (Restated)             (Restated)
INCOME FROM OPERATIONS  $     -   $        -  $      -  $       -  $       -

EXPENSES
 Depreciation                42           91       125      2,258    234,183
 Leasehold
 exploration and
 carrying costs               -            -         -          -  3,678,317
 Cancelled warrants      42,000            -    42,000          -     42,000
 General and
 administrative          66,425       41,613   175,446    125,554  2,945,342
                     ----------   ----------  --------  --------- ----------
    NET LOSS FROM
    OPERATIONS         (108,467)     (41,704) (217,571)  (127,812)(6,899,842)

OTHER INCOME
 Interest income              -            -         -          -    789,565
 Loss on investments          -            -         -          -   (958,531)
 Gains and (losses)
  on sales of equipment     347       (9,405)      347     (9,015)   (13,493)
 Impairment on investment     -            -         -          -    (93,665)
 Income taxes                 -            -         -          -       (800)
                     ----------   ----------  --------  --------- ----------
      NET LOSS       $ (108,120)  $  (51,109)$(217,224) $(136,827)(7,176,766)
                     ==========   ==========  ========  ========= ==========
Net loss per common
share                $    (0.08)  $    (0.04)$   (0.17) $   (0.10)
                     ==========   ==========  ========  =========

Weighted average
number of outstanding
shares                1,307,358    1,307,358  1,307,358  1,307,358
                     ==========   ========== ========== ==========
See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                   (An Exploration Stage Company)
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine month period ended July 31, 2006 and 2005
         And Period November 1, 1996 through July 31, 2006

                                             Nine months ended    November 1,
                                                  July 31,        1996 Through
                                              2006       2005    July 31, 2006
                                          (Unaudited)(Unaudited) (Unaudited)
                                          (Restated)             (Restated)
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net loss                                   $(217,224)$(136,827)$(7,176,766)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Depreciation                                    125     2,258     234,183
  Additional paid in
   capital from
   contributed services                        90,000         -     170,000
  Accretion of discount
   on note receivable                               -         -     (32,918)
  Losses on assets and
   investments                                   (347)    8,915   1,065,588
  Decrease (increase) in:
    Accrued interest                                -         -       5,696
    Prepaid expenses                             (676)       29      (6,143)
    Accounts receivable                             -       100         100
    Deposits                                        -         -         690
  Increase (decrease) in:
    Bank overdraft                               (795)        -           -
    Accounts payable                           34,876    57,304      24,886
    Accrued liabilities                        45,123      (190)     45,471
    Deferred liability                              -         -     (61,000)
                                            ---------   ------- -----------
    NET CASH USED IN
    OPERATING ACTIVITIES                      (48,918)  (68,411) (5,730,213)

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Increase of common
  stock and additional
  paid in capital from
  the sale of additional
  shares                                            -         -     250,000
  Increase in note
  payable - officer                            51,000    15,000      81,000
                                            ---------   ------- -----------
    NET CASH PROVIDED BY
    FINANCING ACTIVITIES                       51,000    15,000     331,000

CASH FLOWS FROM
INVESTING ACTIVITIES:
  Purchase of equipment                             -         -    (158,607)
  Increase in additional
   paid in capital                                  -         -           -
  Available for sale
   securities                                       -         -     145,440
  Investment on affiliate                           -         -    (395,046)
  Exchange of stock                                 -         -      23,551
  Proceeds from sale of
   fixed assets                                   347     1,449     100,156
                                            ---------   ------- -----------
   NET CASH PROVIDED BY
   INVESTING ACTIVITIES                           347     1,449    (284,506)

NET DECREASE IN CASH                            2,429   (51,962) (5,683,719)

CASH, BEGINNING OF PERIOD                           -    51,880   5,686,148
                                            ---------   ------- -----------
CASH, END OF PERIOD                         $   2,429   $   (82)$     2,429
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
                                                            =========

( 5 )     Reverse Stock Split

     On July 5, 2006, by unanimous consent of the Board of Directors, the Company effected a reverse split of its outstanding common stock on a basis of 1 for 8, while retaining the current par value of one mill ($0.001) per share, with appropriate adjustments being make in the additional paid in capital and stated capital accounts of the Company. The financial statements have been retroactively adjusted to show the reverse split.

( 6 )     Warrant Cancellation

     On July 5, 2006, by unanimous consent of the Board of Directors, the Company resolved to cancel 420,000 warrants at $.10 per warrant, with the funds to be paid as soon as funds become available for such purpose.

( 7 )     Restatement

     These financial statements have been restated to include a one for eight reverse split and the cancellation of 420,000 warrants.

     The Balance sheet was restated by including a liability for the warrants payable in the amount of $42,000, reflecting the one for eight split in the stockholders' equity section and by making adjustments to the additional paid in capital account and accumulated deficit account.

     In our Statements of Operations we included an expense for the cancelled warrants which increased our net loss for the three months ended July 31, 2006 from $(66,120) to $(108,120) and for the nine months ended July 31, 2006 from $(175,224) to $(217,224). The loss per share was also adjusted for the one for eight reverse split and the increase in the net loss, from $(0.01) to $(0.08) for the three months ended July 31, 2006 and from $(0.02) to $(0.17) for the nine months ended July 31, 2006.

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

Liquidity and Capital Resources.

     The Company has incurred a net loss since inception of $7,176,764. The Company has no revenues and no foreseeable future revenues. At July 31, 2006, the Company had $2,429 cash available to fund operations. The Company has no lines of credit available to fund operations. The Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

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

     On November 8, 2006, we became aware that the financial statements for our Quarterly Report for the quarter ended July 31, 2006, did not (i) account for a one for eight reverse split that occurred during the quarter; or (ii) report a liability of $42,000 for our repurchase of 420,000 warrants at $0.10 per warrant. Due to these omissions, we have concluded that these financial statements should no longer be relied upon. We have discussed this matter with our independent accountants, HJ & Associates, LLC, and on November 8, 2006, they issued a letter noting a material weakness in the design or operation of our internal controls, specifically in our critical accounting routines. They recommend that procedures be put into place to ensure all accounts are reconciled in a timely manner (no later than 25 days after month end) so as to provide reliable internal financial reporting to facilitate expeditious annual audits and quarterly reviews. We have implemented this policy. See our 8-K Current Report dated November 8, 2006.

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

                                         GOLD STANDARD, INC.


Date: 12/12/2006                         By:/s/Scott L. Smith
      ----------                            ------------------------
                                            Scott L. Smith
                                            President and Chief Financial
                                            Officer and Director

Date: 12/12/2006                         By:/s/Bret C. Decker
      ----------                            ------------------------
                                            Bret C. Decker, Secretary