Form 10KSB
period 2006-10-31
GOLD STANDARD INC
filed 2006-12-28
CIK 42136

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended October 31, 2006

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

         Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes  X    No
                                                 ---       ---

         The Registrant had $0 in revenues for the fiscal year ended October 31, 2006.

         As of December 13, 2006, 1,067,826 shares of the Registrant's common stock were held by non-affiliates, and the market value of the Registrant's common stock (based on the closing price of the shares on the OTB Bulletin Board on that date) was approximately $480,521.70.

         The Registrant has not been involved in any bankruptcy proceedings.

         The number of shares of the Registrant's common equity outstanding as of December 13, 2006, was 1,307,366 shares of common stock.

         A description of "Documents Incorporated by Reference" is contained in the Exhibit Index, Part III, Item 13, of this Annual Report.

         Transitional Small Business Disclosure Format: Yes     No X
                                                           ---    ---

                                     PART I

Item 1.  Description of Business.

Business Development.
---------------------

     General.
     --------

          Gold Standard, Inc. was incorporated pursuant to the laws of the State of Utah on November 28, 1972, for the purpose of engaging in the exploration, production and sale of gold. The Company and its subsidiaries (the "Company") seek to acquire, lease and sell hard mineral properties and, if warranted, develop those properties which have the most economic potential. Currently, the Company has no development or other properties or operations. It also seeks to acquire businesses or assets that would be beneficial to the Company and its shareholders.

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

     Material Developments During Fiscal 2004.
     -----------------------------------------

          On December 22, 2003, the Company sold 137,500 shares of its common stock that are "restricted securities" as that term is defined under Rule 144 of the Securities and Exchange Commission in consideration of the sum of $250,000.

     Material Events During Fiscal 2005.
     -----------------------------------

          The Company suspended operations on its mining properties in Brazil, due to lack of funding available to continue exploratory operations. The office has been closed and the physical assets that comprised that facility have been sold.

     Material Events During Fiscal 2006.
     -----------------------------------

          On June 22, 2006, our Board of Directors amended our Bylaws to opt out of the Utah Control Share Acquisition Act, Section 61-1-1, et. seq., so that any shares issued by the Company in a "control" share acquisition will be voting shares.

          Also, on June 22, 2006, determined that it was in the best interests of the Company to cancel the following warrants issued to certain members of the Board of Directors or officers: Bret C. Decker, 20,000; Gerald Sneddon, 20,000; and Marlon U. Stones, 12,500. Each of these members of the Board of Directors or officers will receive $0.80 per warrant, with the funds therefor to be paid as soon as funds become available for such purpose.

          Our Board of Directors also agreed to effect a reverse split of the Company's outstanding common stock on the basis of one share for every eight shares owned, while retaining the authorized shares at 100,000,000 shares and the par value at one mill ($0.001) per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company. All fractional shares were rounded up to the nearest whole share. The reverse split was subject to a mandatory exchange of sock certificates, and the effective date of the reverse split was July 17, 2006. The reverse split essentially rolled back the eight for one dividend declared on May 2, 2003, and all computations contained in this Annual Report take this recapitalization into account.

     Material Events Subsequent to Fiscal 2006.
     ------------------------------------------

          On December 18, 2006, the Company entered into a Share Exchange Agreement (the "Agreement") with all of the shareholders of Changan International Limited, a corporation organized under the laws of Hong Kong (respectively, "Changan" and the "Changan Shareholders"), whereby the Company is acquiring and the Changan Shareholders are exchanging all of the outstanding securities of Changan in consideration of 60,000,000 shares of common stock of the Company that are "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission. Changan is a holding company that owns 61% of the equity in Harbin Hongbo Environment Protection Material, Inc. ("Hongbo"). Hongbo is located in Harbin, China. It is engaged in the development, manufacture and sale of environmentally-friendly construction materials. Currently, Hongbo utilizes recycled plastic and coal ash to manufacture wall board and well covers. The closing of the Agreement is set for December 29, 2006. See the Company's 8-K Current Report dated December 18, 2006, that was filed with the Securities and Exchange Commission on December 19, 2006, and which is incorporated herein by reference. See Part III, Item 13.

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

     Number of Employees.
     --------------------

          As of October 31, 2006, we employed two people. These employees consisted of one executive officer and one person who does our accounting.

Item 2.  Description of Property.

        The Company has no material properties or assets. It leases its principal executive offices comprising approximately 2,000 square feet on a month to month basis at a cost of $1,000 per month and which are located at 712 Kearns Building, Salt Lake City, Utah 84101.

Item 3.  Legal Proceedings.

         There are no material legal proceedings pending against or involving the Company; and none of its directors, executive officers or 10% stockholders is party to any action adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company did not submit any matters to a vote of its security holders for fiscal year ended October 31, 2006.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

         The common stock of the Company is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD")under the symbol "GOLS."

Market Prices and Bid Information for Common Stock.
---------------------------------------------------

         The following table sets forth, for the periods indicated, the high and low bid information for the Company's common stock on the OTC Bulletin Board for November 1, 2004, to October 31, 2006:

          Fiscal             Quarterly                         Price
           Year               Period                   High              Low
          ------             ---------                 ----              ---
          2005:            First Quarter              $0.14             $0.08
                           Second Quarter              0.11              0.06
                           Third Quarter               0.07              0.05
                           Fourth Quarter              0.09              0.04

          2006:            First Quarter              $0.16             $0.03
                           Second Quarter              0.35              0.12
                           Third Quarter through
                           July 14, 2006               0.23              0.07
                          *Third Quarter July 17, 2006
                           through July 31, 2006       0.50              0.10
                          *Fourth Quarter              1.05              0.35

         *  After a 1 for 8 reverse split.

         The high and low bid information respecting the quotations of the Company's common stock on the OTC Bulletin Board was provided by the National Quotations Bureau, LLC, and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Holders.
     --------

          The number of record holders of the Company's common stock as of December 13, 2006, was approximately 1,753; this number does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

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

     Securities Authorized for Issuance under Equity Compensation Plans.
     -------------------------------------------------------------------

         The following table summarizes the Company's outstanding common stock purchase warrants:

     Warrants.
     ---------

          Name                Number of Warrants        Date     Consideration
          ----                ------------------        ----     -------------

Bret C. Decker*                   -0-                   01/30/04 Grant

Scott L. Smith                100,000                   01/30/04 Grant

Gerald L. Sneddon*                -0-                   01/30/04 Grant

Marlon U. Stones*                 -0-                   01/30/04 Grant


     * At the Special Meeting of the Board of Directors held June 22, 2006, the Board of Directors determined that it was in the best interests of the Company to cancel the following warrants issued to certain members of the Board of Directors or officers: Bret C. Decker, 20,000; Gerald Sneddon, 20,000; and Marlon U. Stones, 12,500. Each of these members of the Board of Directors or officers will receive $0.80 per warrant, with the funds therefor to be paid as soon as funds become available for such purpose.

     Recent Sales of Restricted Securities.
     --------------------------------------

     Common Stock.
     -------------

          Name                Number of Shares        Date     Consideration
          ----                ----------------        ----     -------------

FCMI Financial Corporation       137,500            12/22/03     $250,000


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

         The Company once held, directly or through its subsidiaries, mineral and exploration rights to property located in the Dugway region of western Utah, southern Uruguay and Brazil. All exploration costs associated with these activities during the two years ended October 31, 2006, have been charged to operations as incurred. No development costs have been capitalized on these properties through October 31, 2006, because the Company had not found proven mineral resources during these periods; the Company presently has no interest in any mineral properties.

         The Company has funded its operations through equity financing, and with settlement proceeds from a lawsuit that were received prior to 1996.
The Company raised $250,000 through the sale of 1,100,000 shares of its common stock on December 22, 2003; and there has been no other equity financing during the fiscal years 2006, 2005, 2004 and 2003. The Company will not receive operating revenue within the foreseeable future, and as such, the current trend in losses from operations is expected to continue.

          In the fiscal year ended of October 31, 2005, the Company suspended operations on it mining properties in Brazil, for lack of funding to continue exploratory operations. The office has been closed and the physical assets that comprised that facility have been sold.

     Results and Plan of Operations.
     -------------------------------

         No revenue was generated by the Company from operations for the years ended October 31, 2006 and 2005.

         Operating expenses increased $34,971 for fiscal 2006 compared to fiscal 2005. This increase is primarily a result of the cancellation of 52,500 warrants creating an expense of $42,000 and an increase of $6,705 in General and administrative costs during fiscal 2006 compared to fiscal 2005.

    Liquidity and Capital Resources.
    --------------------------------

         The Company has incurred operating losses since inception of $13,855,223. The Company has no revenues and no foreseeable future revenues. At October 31, 2006, the Company had $2,953 cash available to fund operations. The Company has no lines of credit available to fund operations. The Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

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

         The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient capital to meet its obligations on a timely basis. For the past year, the Company has been exploring opportunities to merge or combine with another operating business in an attempt to diversify the Company's operations and capitalize on the Company's status as a publicly-held company. The Company currently intends to continue its efforts in this regard, as long as it has available funds to file its required annual, current and quarterly reports with the Securities and Exchange Commission.

         Operations during 2006 and 2005 were funded from related party loans. The Company also raised $250,000 from the sale of 1,100,000 shares of its common stock on December 22, 2003.

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
                                                         --------
                                                         $150,000
                                                         ========

The anticipated capital requirements above do not allow for mining and exploration costs. These activities would require additional capital. The Company has no material capital commitments or agreements which would require significant outlays of capital during fiscal 2007.

    Inflation.
    ----------

         The impact of inflation on the Company's operations will vary. The future price of gold, and the level of future interest rates could directly affect the Company's share of any future operating revenue. Lower interest rates and higher gold prices may enhance the value of the Company's holdings.

         Because the Company does not have a source of revenue, serious increases in inflation could increase the Company's general and administrative expenses and make it difficult to remain within its budget. However, the inflation rate has remained relatively low, with only a minor impact on the Company during fiscal 2006 and 2005. Management does not anticipate material increases in the inflation rate during the immediate future.

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

Item 7.  Financial Statements.
               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
                CONSOLIDATED FINANCIAL STATEMENTS

              Years Ended October 31, 2006 and 2005
        And Period November 1, 1996 through October 31, 2006

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Gold Standard, Inc.
(An Exploration Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Gold Standard, Inc. (an exploration stage company) as of October 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years ended October 31, 2006, and for the period from inception (November 1, 1996) through October 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. Other auditors have audited the period from inception on November 1, 1996 through October 31, 2004. In their report dated June 23, 2005 they issued an unqualified report.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gold Standard, Inc. (an exploration stage company) as of October 31, 2006, and the results of their operations and their cash flows for the two years ended October 31, 2006, and for the period from inception (November 1, 1996) through October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
December 19, 2006

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
                    CONSOLIDATED BALANCE SHEET

                         October 31, 2006


                           ASSETS

CURRENT ASSETS
     Cash                                                       $      2,953
     Prepaid expenses                                                  6,931
                                                                ------------
       TOTAL CURRENT ASSETS                                            9,884
                                                                ------------


PROPERTY, PLANT AND EQUIPMENT, at cost, less
     accumulated depreciation                                            210
                                                                ------------
       TOTAL ASSETS                                             $     10,094
                                                                ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable-trade                                     $    104,589
     Accrued liabilities                                              49,021
     Note payable-officer                                             96,000
                                                                ------------
       TOTAL CURRENT LIABILITIES                                     249,610
                                                                ------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, par value $.001, authorized
          100,000,000 shares, issued and outstanding
          1,307,366 shares                                             1,307
     Additional paid in capital                                   13,614,400
     Accumulated deficit in the Exploration Stage (November 1,
        1996 through October 31, 2006)                            (7,226,973)
     Accumulated deficit prior to November 1, 1996                (6,628,250)
                                                                ------------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (239,516)
                                                                ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT0     $     10,094
                                                                ============


         See accompanying notes to consolidated financial statements.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS

              Years Ended October 31, 2006 and 2005
     And Period from November 1, 1996 through October 31, 2006
                                                                 November 1,
                                                                1996 through
                                                                 October 31,
                                         2006          2005         2006
                                       ----------    ----------  -----------
REVENUE                                $        -    $        -  $         -
                                       ----------    ----------  -----------
EXPENSES
     General and administrative           225,613       218,908    2,995,509
     Leasehold exploration and
      carrying costs                            -        11,551    3,678,317
     Depreciation and amortization            166         2,349      234,224
     Cancelled warrants                    42,000             -       42,000
                                       ----------    ----------  -----------
        NET LOSS FROM OPERATIONS         (267,779)     (232,808)  (6,950,050)

OTHER INCOME (EXPENSE)
     Interest income                            -             -      789,565
     Loss on Investment                         -             -     (958,531)
     Gains and (losses) on sale of
      equipment                               348        (9,016)     (13,492)
     Impairment on investment                   -       (25,025)     (93,665)
     Income taxes                               -             -         (800)
                                       ----------    ----------  -----------
          NET LOSS                     $ (267,431)   $ (266,849) $(7,226,973)
                                       ==========    ==========  ===========

Net loss per common share              $    (0.20)   $    (0.20)
                                       ==========    ==========

Weighted average shares outstanding     1,307,366     1,307,366
                                       ==========    ==========


          See accompanying notes to consolidated financial statements

                      GOLD STANDARD, INC. AND SUBSIDIARIES
                        (An Exploration Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           During the Period November 1, 1996 through October 31, 2006


                                           Number of  Common      Additional
                                            Shares    Stock    Paid-in Capital
                                           ----------- -------- -------------
Balance, October 31, 1996                   1,169,856    1,170   13,197,456

Net loss
Change in unrealized
gains on available for
sale securities, net of tax
                                          -----------  -------  -----------
Balance, October 31, 1997                   1,169,856    1,170   13,197,456

Net loss
Change in unrealized
losses on available for
sale securities, net of tax
                                          -----------  -------  -----------
Balance, October 31, 1998                   1,169,856    1,170   13,197,456

Net loss
Change in unrealized
losses or gains on
available for sale
securities, net of tax
                                          -----------  -------  -----------
Balance, October 31, 1999                   1,169,856    1,170   13,197,456

Net loss
Stock issued for note
receivable                                    100,000      100      129,219
Accretion of imputed
interest
Change in unrealized
losses or gains on
available for sale
securities, net of tax
                                          -----------  -------  -----------
Balance, October 31, 2000                   1,269,856    1,270   13,326,675

Net loss
Adjustment to discounted
note                                                                (12,237)
Accretion of imputed
interest
Change in unrealized
losses or gains on
available for sale
securities, net of tax
                                          -----------  -------  -----------
Balance, October 31, 2001                   1,269,856    1,270   13,314,438

Net loss
Change in unrealized
losses or gains on
available for sale
securities, net of tax

Accretion of imputed
interest
                                          -----------  -------  -----------
Balance, October 31, 2002                   1,269,856    1,270   13,314,438

Net loss

Change in unrealized
losses on available for
sale securities, net of tax

Accretion of imputed
interest
                                           ----------  -------  -----------
Balance, October 31, 2003                   1,269,858    1,270   13,314,438

Net loss

Sale of common stock                          137,500      137      249,862

Cancellation of issued shares                (100,000)    (100)    (149,900)

Change in unrealized gains
and loss on available-for-
sale securities, net of tax
                                           ----------  -------  -----------
Balance, October 31, 2004                   1,307,358    1,307   13,414,400

Services contributed                                                 80,000

Net loss
                                           ----------  -------  -----------
Balance, October 31, 2005                   1,307,358    1,307   13,494,400

Services contributed                                                120,000

Rounding for stock split                            8

Net loss
                                           ----------  -------  -----------
Balance, October 31, 2006                   1,307,366  $ 1,307  $13,614,400
                                           ==========  =======  ===========

[CONTINUED]
                      GOLD STANDARD, INC. AND SUBSIDIARIES
                        (An Exploration Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            During the Period November 1, 1996 through October 31, 2006


                            Receivable
                               From                Accumulated
                              Related                  Other         Total
                            Party for  Accumulated Comprehensive Stockholders'
                          Stock Issued    Deficit  Income(Loss)     Equity
                          ------------ ----------- ------------- -------------
Balance, October 31, 1996            -  (6,628,251)     (20,888)    6,549,487

Net loss                                (1,271,319)                (1,271,319)
Change in unrealized
gains on available for
sale securities, net of tax                              27,037        27,037
                          ------------  ----------- ----------- -------------
Balance, October 31, 1997            -   (7,899,570)      6,149     5,305,205

Net loss                                 (1,688,464)               (1,688,464)
Change in unrealized
losses on available for
sale securities, net of tax                              (6,149)       (6,149)
                          ------------  ----------- ----------- -------------
Balance, October 31, 1998            -   (9,588,034)          -     3,610,592

Net loss                                   (778,438)                 (778,438)
Change in unrealized
losses or gains on
available for sale
securities, net of tax
                          ------------  ----------- ----------- -------------
Balance, October 31, 1999            -  (10,366,472)          -     2,832,154

Net loss                                   (597,680)                 (597,680)
Stock issued for note
receivable                    (129,319)
Accretion of imputed
interest                        (8,031)                                (8,031)
Change in unrealized
losses or gains on
available for sale
securities, net of tax
                          ------------  ----------- ----------- -------------
Balance, October 31, 2000    (137,350)  (10,964,152)          -     2,226,443

Net loss                                   (678,410)                 (678,410)
Adjustment to discounted
note                           12,327                                      90
Accretion of imputed
interest                       (7,146)                                 (7,146)
Change in unrealized
losses or gains on
available for sale
securities, net of tax
                          ------------  ----------- ----------- -------------
Balance, October 31, 2001     (132,169) (11,642,562)          -     1,540,977

Net loss                                   (529,144)                 (529,144)

Change in unrealized
losses or gains on
available for sale
securities, net of tax                                  189,951       189,951

Accretion of imputed            (5,101)                                (5,101)
interest
                          ------------  ----------- ----------- -------------
Balance, October 31, 2002     (137,270) (12,171,706)    189,951     1,196,683

Net loss                                   (572,812)                 (572,812)

Change in unrealized
losses on available for
sale securities, net of tax                             (78,283)      (78,283)

Accretion of imputed
interest                     (10,673)                                 (10,673)
                           ---------  -------------     --------  -----------
Balance, October 31, 2003   (147,943)   (12,744,518)     111,668      534,915

Net loss                                   (576,425)                 (576,425)

Sale of common stock                                                  250,000

Cancellation of issued
shares                       147,943                                   (2,057)

Change in unrealized
gains and loss on
available-for-sale
securities, net of tax                                  (111,668)    (111,668)
                           ---------  -------------     --------  -----------
Balance, October 31, 2004          -    (13,320,943)           -       94,764

Services contributed                                                   80,000

Net loss                                   (266,849)                 (266,849)
                           ---------  -------------     --------  -----------
Balance, October 31, 2005          -    (13,587,792)           -      (92,085)

Service contributed                                                   120,000

Net loss                                   (267,431)                 (267,431)
                           ---------  -------------     --------  -----------
Balance, October 31, 2006  $       -  $ (13,855,223)   $       -  $  (239,516)
                           =========  =============     ========  ===========

          See accompanying notes to consolidated financial statements

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
              CONSOLIDATED STATEMENTS OF CASH FLOWS

              Years Ended October 31, 2006 and 2005
        And Period November 1, 1996 through October 31, 2006

                                                                 November 1,
                                                                1996 through
                                                                 October 31,
                                          2006          2005         2006
                                       ----------    ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                          $ (267,431)     (266,849)  (7,226,973)
     Adjustments to reconcile net loss
     to net cash used in operating
     activities:
          Depreciation and amortization       166         2,349      234,224
          Additional paid in capital from
            contributed services          120,000        80,000      200,000
          Accretion of discount on note
          receivable                            -             -      (32,918)
          (Gain) Losses on assets and
          investments                        (348)       33,941    1,065,587
     Decrease (increase) in:
          Prepaid expenses                 (1,464)          344       (6,931)
          Accounts receivable                   -           100          100
          Accrued interest                      -             -        5,696
          Deposits                              -             -          690
     Increase (decrease) in:
          Accounts payable                 39,207        64,431       29,217
          Accrued liabilities              47,271         1,560       47,619
          Deferred liability                    -             -      (61,000)
                                        ---------     ---------   ----------
             NET CASH FLOWS USED IN
             OPERATING ACTIVITIES         (62,599)      (84,124)  (5,744,689)
                                        ---------     ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Bank overdraft                          (795)          795            -
     Increase in common stock and
      additional paid in capital from
      sale of additional shares                 -             -      250,000
     Increase in note payable-officer      66,000        30,000       96,000
                                        ---------     ---------   ----------
             NET CASH FLOWS FROM
             FINANCING ACTIVITIES          65,205        30,795      346,000
                                        ---------     ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                      -             -     (158,607)
     Increase in additional paid in
      available for sale securities             -             -      145,440
     Investment in affiliate                    -             -     (395,046)
     Exchange of stock                          -             -       23,551
     Proceeds from sale of fixed assets       347         1,449      100,156
                                        ---------     ---------   ----------
             NET CASH FLOWS FROM
             INVESTING ACTIVITIES             347         1,449     (284,506)
                                        ---------     ---------   ----------

               NET INCREASE (DECREASE)
               IN CASH                      2,953       (51,880)  (5,683,195)

               CASH, BEGINNING OF YEAR          -        51,880    5,686,148
                                        ---------     ---------   ----------
               CASH, END OF YEAR        $   2,953     $       -   $    2,953
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

     Investment in mining properties - Prospecting and exploration costs incurred in the search for new mining properties are charged to expense as incurred. Direct costs associated with the development of identified reserves are capitalized until the related geologic areas are either put into production, sold or abandoned. As of October 31, 2006 there were no geologic areas under production.

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

     At January 30, 2004, the company granted 192,500 stock warrants to employees and board members. The warrants were granted at an exercise price equal to the fair market value of $1.76 per share at the date of grant. Thus, in accordance with the intrinsic value method, no compensation expense has been recognized for these stock warrants.

     On July 5, 2006, by unanimous consent of the Board of Directors, the Company resolved to cancel 52,500 warrants at $.80 per warrant, with the funds to be paid as soon as funds become available for such purpose.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


( 1 ) Summary of significant accounting policies

Stock warrant activity is summarized as follows for the years ended October 31, 2006 and 2005:

                                                                Weighted
                                                                 Average
                                                                Exercise
                                            Shares                Price
                                           ---------           ---------
  Warrants outstanding, October 31, 2004     192,500                1.76
  Granted                                          -                   -
  Expired                                          -                   -
                                           ---------           ---------
  Warrants outstanding, October 31, 2005     192,500                1.76
  Granted                                          -                   -
  Expired                                    (40,000)              (1.76)
  Cancelled                                  (52,500)              (1.76)
                                           ---------           ---------
  Warrants outstanding, October 31, 2006     100,000           $    1.76
                                           =========           =========


     Effects of recent accounting pronouncements - In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement
     123 R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123 R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123 R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123 R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123 R) in December of 2005.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and
     (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

     In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123 R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123 R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

     In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125." SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

  ( 2 )      Going Concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception of $13,855,223. The Company has no revenues and no foreseeable future revenues. At October 31, 2006, the Company has $2,953 cash available to fund operations. The Company has no lines of credit available to fund operations. The Company cannot continue with operations in the foreseeable future unless it raises additional working capital.

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

     On December 18, 2006, the Company entered into a Share Exchange Agreement (the "Agreement") with all of the shareholders of Changan International Limited, a corporation organized under the laws of Hong Kong (respectively, "Changan" and the "Changan Shareholders"), whereby the Company is acquiring and the Changan Shareholders are exchanging all of the outstanding securities of Changan in consideration of 60,000,000 shares of common stock of the Company that are "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission.
     Changan is a holding company that owns 61% of the equity in Harbin
     Hongbo Environment Protection Material, Inc. ("Hongbo"). Hongbo is located in Harbin, China.

 ( 3 )      Available for sale securities

     Gold Standard has recognized a permanent loss on available for sale securities of $25,025. This amount has been reported in the Statement of Operations for the year ended October 31, 2005.

 ( 4 )      Property and equipment

     Property and equipment at October 31, 2006 is as follows:

     Cost
      Furniture and equipment                       $     63,056
      Transportation equipment                            67,933
      Leasehold improvements                               3,201
                                                    ------------
            Total cost                                   134,190
      Accumulated depreciation and amortization         (133,980)
                                                    ------------
      Net property and equipment                    $        210
                                                    ============

     Depreciation expense for the years ended October 31, 2006 and 2005 was $166 and $2,349 respectively.


 ( 5 )      Related party transactions

     The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long-term cash advances. As of October 31, 2006, the Company had receivables from these companies of $513,936, $3,170,023 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

     During the year ended October 31, 2006 an officer and employees of the Company performed services without compensation. The value of these services in the amount of $120,000 has been recorded as additional paid in capital.

     On July 5, 2006, by unanimous consent of the Board of Directors, the Company resolved to cancel 52,500 warrants at $.80 per warrant, with the funds to be paid as soon as funds become available for such purpose.

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

     Net deferred tax assets consist of the following components as of October 31, 2006 and 2005:

                                                      2006         2005
              Deferred tax assets:
                    NOL Carryover                $ 1,922,000    $ 1,944,800

              Deferred tax liabilities:
                    Depreciation
              Valuation allowance                 (1,922,000)    (1,944,800)
                                                 -----------    -----------
              Net deferred tax asset             $         -    $         -
                                                 ===========    ===========

     The income tax provision differs from the amount of income tax determined by applying the U.S. Federal and state income tax rates to pretax income from continuing operations for the years ended
     October 31, 2006 and 2005 due to the following:

                                                   2006          2005

            Book
            Income                           $  (104,298)    $  (104,071)
            Contributed services                  46,800          31,200
            Warrant Expense                       16,380
            Other                                                    (78)
            Valuation allowance                   41,118          72,949
                                             -----------     -----------
                                             $         -     $         -
                                             ===========     ===========

               GOLD STANDARD, INC. AND SUBSIDIARIES
                  (An Exploration Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At October 31, 2006, the Company had net operating loss carryforwards of approximately $4,900,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the October 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

( 7 )      Cash flow disclosures

     The following is a summary of supplemental cash flow information:

     Cash paid:
      Interest expense, net of amount capitalized              $        -
                                                               ----------
      Income taxes                                             $        -
                                                               ==========

( 8 )     Reverse Stock Split

     On July 5, 2006, by unanimous consent of the Board of Directors, the Company effected a reverse split of its outstanding common stock on a basis of 1 for 8, while retaining the current par value of one mill ($0.001) per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company. The financial statements have been retroactively adjusted to show the reverse split.

( 9 )    Subsequent Events

     On December 18, 2006, the Company entered into a Share Exchange Agreement (the "Agreement") with all of the shareholders of Changan International Limited, a corporation organized under the laws of Hong Kong (respectively, "Changan" and the "Changan Shareholders"), whereby the Company is acquiring and the Changan Shareholders are exchanging all of the outstanding securities of Changan in consideration of 60,000,000 shares of common stock of the Company that are "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission.
     Changan is a holding company that owns 61% of the equity in Harbin
     Hongbo Environment Protection Material, Inc. ("Hongbo"). Hongbo is located in Harbin, China. It is engaged in the development, manufacture and sale of environmentally-friendly construction materials. Currently, Hongbo utilizes recycled plastic and coal ash to manufacture wall board and well covers. The closing of the Agreement is set for December 29, 2006.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

          There have been no changes or disagreements with our accountants in the last two fiscal years.

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

          Our auditors have also advised us of a material weakness regarding our critical accounting routines regarding a failure to timely collect and process information which has an impact on our financial statements. This weakness was mainly in reference to our need to restate our financial statements for the three and nine months ended July 31, 2006.

          With this in mind, and as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, Scott L. Smith, of the effectiveness of our design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that information required to be disclosed is recorded, processed, summarized and reported with the specified periods and is accumulated and communicated to management, including our President and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission
reports.   Our disclosure controls and procedures designed to provide reasonable assurance of achieving their objectives and our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Item 8(b).  Other Information.

        On December 5, 2006, we filed an 8-K Current Report regarding a Press Release of the execution of a Letter of Intent to acquire Changan
International Limited, a corporation organized under the laws of Hong Kong. See our 8-K Current Report dated December 5, 2006 and filed with the Securities and Exchange Commission on December 6, 2006. See Part III, Item 13.

     On December 18, 2006, we entered into a Share Exchange Agreement (the "Agreement") with all of the shareholders of Changan International Limited, a corporation organized under the laws of Hong Kong (respectively, "Changan" and the "Changan Shareholders"), whereby the Company is acquiring and the Changan Shareholders are exchanging all of the outstanding securities of Changan in consideration of 60,000,000 shares of common stock of the Company that are "restricted securities" as defined in Rule 144 of the Securities and Exchange
Commission.   Changan is a holding company that owns 61% of the equity in
Harbin Hongbo Environment Protection Material, Inc. ("Hongbo"). Hongbo is located in Harbin, China. It is engaged in the development, manufacture and sale of environmentally-friendly construction materials. Currently, Hongbo utilizes recycled plastic and coal ash to manufacture wall board and well covers. The closing of the Agreement is set for December 29, 2006. For more information on this Agreement, see our 8-K Current Report dated December 18, 2006, and filed with the Securities and Exchange Commission on December 19, 2006. See Part III, Item 13.

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

Officer/
Director
Name             Age     Position                                       Since
----             ---     --------                                     --------
Scott L. Smith    80      Chairman of the Board, President, Principal    1972
                          Executive Officer, Treasurer, Principal
                          Financial Officer and Chief Accounting Officer
Bret C. Decker    52      Director, Vice President, Secretary            1996
Gerald L. Sneddon 76      Director                                       1996
Marlon U. Stones  62      Director                                       2004

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

          Marlon U. Stones. Mr. Stones has been the President of Tri-Com Enterprises, Inc. for the past nine years. Tri-Com Enterprises is a business communications and computer consulting firm, founded in Salt Lake City, Utah. The Company moved its operations to Cedar City, Utah in 2004.
     Employment Agreements.
     ----------------------

         All officers of the Company are "at-will" employees, except for Scott
L. Smith. The Company had a five year Employment Agreement with Mr. Smith, which Agreement began August 15, 2000, and provided for an annual salary of $84,000, with an increase in the second year and fourth year of $1,000 per month, or such larger increases as were determined by the Board of Directors in its discretion. Under the Agreement, Mr. Smith could be terminated only for certain defined causes. The Agreement also included a covenant not to compete. This Agreement was extended, effective January 30, 2004, to August 15, 2008.

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

          Based solely on a review of the copies of such forms furnished to the Company or written representations from certain persons, the Company believes that during the Company's 2006 fiscal year, all filing requirements applicable to its officers, directors and 10% percent owners of the Company were met by such persons.

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

Item 10. Executive Compensation.

       Compensation of Executive Officers
       ----------------------------------

         The following table sets forth information concerning all cash compensation paid by the Company for services in all capacities to the Company's Principal Executive Officer during the three-year period ended October 31, 2006. The Company has no other officers whose total cash compensation exceeded $100,000 for the year. The Company has no plans that will require the Company to contribute to or to provide pension, retirement or similar benefits to directors or officers of the Company.

                           Summary Compensation Table

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (I)

                                              Secur-
                                              ities        All
Name and        Year or               Other  Rest- Under- LTIP  Other
Principal       Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position        Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
----------------------------------------------------------------------

Scott L. Smith 10/31/06 $84,000(1)0     0     0     0      0     0
Chairman and   10/31/05 $60,000(2)0     0     0     0      0     0
President      10/31/04 $72,000   0     0     0     0      0     0

     (1) The $84,000 was not in cash, but in contributed services that was added to additional paid in capital.

     (2) Received $4,000 in cash and $56,000 in contributed services that was added to additional paid in capital.

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

       At the Special Meeting of the Board of Directors held June 22, 2006, the Board of Directors determined that it was in the best interests of the Company to cancel the following warrants issued to certain members of the Board of Directors or officers: Bret C. Decker, 20,000; Gerald Sneddon, 20,000; and Marlon U. Stones, 12,500. Each of these members of the Board of Directors or officers will receive $0.80 per warrant, with the funds therefor to be paid as soon as funds become available for such purpose.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The following tables set forth certain information as of December 13, 2006, regarding beneficial ownership of the Company's common stock, by (I) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock; (ii) each director and executive officer of the Company; and
(iii) all executive officers and directors of the Company as a group. Common stock is considered "beneficially owned" by a person if such person, directly or indirectly, through any contract, arrangement, understanding or otherwise, has or shares: (I) voting power for the stock; and/or (ii) investment power for the stock (including the power to dispose of the stock). Such "beneficial ownership" also includes stock that a person has the right to acquire within 60 days of December 13, 2006. Unless otherwise indicated, to the knowledge of the Company the persons or entities named in the table have sole voting and investment power with respect to all shares of stock beneficially owned by them, subject to applicable community property laws. The percentage ownership for each person is calculated based on the total outstanding shares as of December 13, 2006 (1,307,366 shares) and assumes that all the common stock that could be acquired by that person within 60 days (an aggregate of 100,000 shares under management warrants), by option exercise or otherwise, has in fact been acquired and that no other shareholder has exercised a similar right to acquire additional shares.

                 Name and Address of         Amount and Nature of   Percent
Class            Beneficial Owner            Beneficial Ownership   of Class
-----            ----------------            --------------------   --------
Common           Scott L. Smith                154,689(1)            11.00%
                 4931 Marilyn Drive
                 Salt Lake City, Utah

Common           Sun Valley Gold Trading Inc.   84,851(2)             6.03%
                 Box 2759
                 Sun Valley, ID 83353-2759

Common           FCMI Financial Corporation       242,718(3)          18.5%
                 347 Bay Street, Second Floor
                 Toronto, Ontario, Canada M5J2T3

Common           Bret C. Decker                    -0-(4)              0%
                 6071 Linden Way
                 Salt Lake City, UT 84121

Common           Gerald L. Sneddon                 -0-(5)              0%
                 351 East Curling
                 Boise, ID 83702

Common           Marlon U. Stones                  -0-(5)              0%
                 426 E. Nichols Canyon Rd. 1105
                 Cedar City, Utah 84720

Common           All directors and executive     239,540             17.03%
                 officers as group (Messrs.
                 Smith, Franke, Decker,
                 Sneddon and Stones)

          (1) President, Treasurer and Chairman of the Company. Includes: (I) 43,751 shares held directly; (ii) 10,938 shares held in the name of Mr. Smith's spouse; and (iii) warrants that are currently exercisable to purchase 100,000 shares of Company's common stock referenced elsewhere in this Annual Report.

          (2) Beneficial owner.  Includes 84,851 shares held directly.

          (3) Beneficial owner.  Includes 242,718 shares held directly.

          (4) Vice President, Secretary and Director of the Company.

          (5) Director of the Company.

          (6) Director of the Company.

Item 12.  Certain Relationships and Related Transactions.

           The Company has funded the majority of the operations of its subsidiaries Gold Standard South, Gold Standard Minas, and Tormin S.A. with unsecured non-interest bearing long-term cash advances. As of October 31, 2006, the Company had receivables from these companies of $513,936, $3,170,023 and $270,360, respectively. All intercompany transactions have been eliminated in consolidation.

          During the year ended October 31, 2006, an officer and employees of the Company performed services without compensation. The value of these services in the amount of $120,000 has been recorded as additional paid in capital.

          No other director or executive officer was indebted to the Company during the 2006 or 2005 fiscal years or involved in any financial transaction with the Company.

          On June 22, 2006, determined that it was in the best interests of the Company to cancel the following warrants issued to certain members of the Board of Directors or officers: Bret C. Decker, 20,000; Gerald Sneddon, 20,000; and Marlon U. Stones, 12,500. Each of these members of the Board of Directors or officers will receive $0.80 per warrant, with the funds therefor to be paid as soon as funds become available for such purpose.

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

Item 13.  Exhibits and Reports on Form 8-K

          (a) The following Exhibits are attached hereto or incorporated herein by reference as indicated in the table below:


Exhibit                                                 Location if other
No.           Title of Document                         than attached hereto
---           -----------------                         --------------------
3.01*         Articles of Incorporation                 1999 Form 10-K
                                                        Exhibit 3.01
3.02*         Amended Bylaws                            8-K Current Report
                                                        dated June 22, 2006
                                                        Exhibit 3
10.01*#       Employment Agreement for Scott L Smith    1999 Form 10-K
                                                        Exhibit 10.01
14*           Code of Ethics                            Exhibit 14
                                                        2003 Form 10-KSB
21            Subsidiaries of the Company               Exhibit 21

23.1          Consent of Auditors

31.1          302 Certification

31.2          302 Certification

32            906 Certification

8-K Current Report dated June 22, 2006, regarding amending our By-Laws, cancelling 420,000 warrants and effecting a one for eight reverse split of our common stock*

10-KSB Annual Report for the fiscal year ended October 31, 2005*
------------------
* Denotes exhibits specifically incorporated in this Form 10-KSB by reference to other filings of the Company pursuant to the provisions of Securities and Exchange Commission Rule 12b-32 and Regulation S-B, Item 10(f)(2). These documents are located under File No. 33-17286 at, among other locations, the Securities and Exchange Commission, Public Reference Branch, 100 F Street N. E., Washington, D.C. 20549.

# Identifies management or compensatory plans, contracts, or arrangements.

          (b)     8-K Current Reports filed

8-K Current Report Dated December 18, 2006, regarding the Share Exchange Agreement*
8-K Current Report dated December 5, 2006, regarding a Letter of Intent*
8-K Current Report dated November 8, 2006, regarding non-reliance on our financial statements for the three and nine month period ended July 31, 2006*

Item 14.  Principal Accountant Fees and Services.

     The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended October 31, 2006, and October 31, 2005:

     Fee category                      2006           2005
     ------------                      ----           ----

     Audit fees                        $ 9,247        $17,550

     Audit-related fees                $     0        $ 3,000

     Tax fees                          $ 2,216        $   900

     All other fees                    $     0        $     0

     Total fees                        $11,463        $21,450

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

                                          GOLD STANDARD, INC.

Date: December 27, 2006                   /s/ SCOTT L. SMITH
                                          ------------------------------------
                                          Scott L. Smith, President and
                                          Director


Date: December 27, 2006                   /s/ BRET C. DECKER
                                          ------------------------------------
                                          Bret C. Decker, Secretary and
                                          Director


Date: December 27, 2006                   /s/ MARLON U. STONES
                                          ------------------------------------
                                          Marlon U. Stones, Director


Date: December 27, 2006                   /s/ Gerald L. Sneddon
                                          ------------------------------------
                                          Gerald L. Sneddon, Director