Form 10KSB
period 2006-12-31
GOLD STANDARD INC
filed 2007-04-16
CIK 42136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-KSB

_____________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006.

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO.: 1-08397

GOLD STANDARD, INC.

(Name of Small Business Issuer in its Charter)

Utah

87-0302579

(State or other jurisdiction of

(IRS Employer

incorporation or organization)

Identification No.)

514 No. 18 Building, High New Technology Development, Harbin, Heilongjiang, P.R. China

_____________________________________________________________________________

 (Address of principal executive offices)

(Zip Code)

86-451-82695010

(Registrant’s telephone number including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  □

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]

No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]    No [X]

State the issuer’s revenues for its most recent fiscal year: $ 43,023.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of April 12, 2007 was $ 522,946

As of April 12, 2007 the number of shares outstanding of the Registrant’s common stock was 61,307,366 shares, $.001 par value.

Transitional Small Business Disclosure Format:  Yes [  ]    No [X]

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Gold Standard, Inc..  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

Item 1.  Business

Gold Standard, Inc. is a holding company with one subsidiary:   Chang-On International Limited (“Chang-On”), which was organized under the laws of the Hong Kong Special Administrative Region in September 2006.  Chang-On never initiated any business activity.  In October 2006 Chang-On acquired 61% of the registered capital stock of Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”) in exchange for equity in Chang-On.  The remaining 39% of the registered capital of Hongbo is owned by Li Guomin (29%) and Su Yu (10%), who are members of Gold Standard’s Board of Directors.

Hongbo was organized late in 2004, when Su Yu contributed to it a patent for technology that enables construction materials to be developed from waste products.  Hongbo has subsequently added eleven patents, some for products and some for production techniques.  Its progress toward a significant place in the construction materials industry has been recognized by both the Chinese government, which awarded Su Yu the “Gold Medal for Industrial Innovation Contribution,” and by the industry itself, as demonstrated by the Gold Medal awarded to Hongbo at the Hong Kong International New Technology and Product Exposition.

Hongbo’s business is the development and production of products utilizing SF synthetic material.  SF material is a composite of waste plastic and coal ash.  We currently obtain the waste plastic from six recycling facilities in Harbin and we obtain the coal ash from the Harbin Power Station.  Hongbo removes these two burdens from the environment and transforms them into a highly variable construction material.  In the process, we produce no pollution, and incur insignificant expenses relating to compliance with environmental regulations.

At the present, our product line consists of wallboard, used in building construction.  We are also equipped to manufacture well covers using SF materials.  The modesty of our product line is solely a function of our lack of capital resources, however.  We currently have the know-how to transform SF material into plates, tubes or section bars.  With the necessary funding, we would equip our production facility to produce products that would replace medium density fibreboard, steel molding board, a wide range of PVC products, and plasticized steel bars.  We can produce both acid-proof pipe and alkali-proof pipe with SF material – even corrosion resistant junction boxes.  SF products can also be substituted, in whole or in part, for bricks, sand and cement in many construction applications.  Our SF products, therefore, not only transform harmful pollutants into safe and usable products, but can replace traditional products, such as PVC-based pipes, the production of which is itself a source of pollution.

The benefits of our products for the environment of China are obvious.  Statistics available for the year 2000 indicate that 20 millions tons of waste plastics and 200 million tons of coal ash were deposited on China in that year.  The rapid expansion of the Chinese economy since 2000 has only increased the problem.  The government of China, like governments worldwide, has focused attention and resources on developing solutions to these twin problems of “white pollution” and “black pollution.”  Our SF technology makes a contribution to both efforts.

Our plan is to market our products on the basis of their environmental benefits as well as price.  Because the raw materials we use are waste products, we expect to be able to price our products at levels significantly below those of standard construction products.  In addition, we plan to develop an association between our brand and quality production, to sustain us when direct competition in environmentally-beneficial products emerges.  Toward that end we are now involved in the process of being certified as ISO 9001 compliant.

The accumulation of patents by Hongbo should also provide us a significant competitive advantage in the future.  Currently we hold twelve patents in China, including patents for:

➢

Solidified SF board;

➢

Temperature controlling board;

➢

SF material well cover and base;

➢

a building material and its manufacturing method;

➢

a pressing and injection method for use on SF material; and

➢

a method of calculation while manufacturing combined materials.

To drive our technological advantage, we have implemented a program of providing advanced education for our employees, to enable them to maintain the technological lead we have developed in this field.  To date, we have financed advanced technological education for several of our employees in Chinese universities.  Our plan is that, when we have sufficient working capital, we will send employees abroad to obtain usable knowledge from the worldwide community.

Personnel

Hongbo currently employs 52 individuals, all of whom are employed full-time.  The staff includes five dedicated to administration, three sales managers

Item 2.  Properties

Hongbo’s production facility is located in leased premises at 8 Ha Ping Fu Road, in the Dongli District of Harbin.  Our lease calls for annual rental payments of approximately $17,500, plus charges for water, electricity, gas and communications lines.

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “GOLS.OB.”  Set forth below are the high and low bid prices for each of the eight quarters in the past two fiscal years.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Bid
Quarter Ending	High	Low
March 31, 2005	$ 1.67	$ .50
June 30, 2005	$ .83	$ .50
September 30, 2005	$ 1.00	$ .41
December 31, 2005	$ .67	$ .33

March 31, 2006	$ 3.75	$ .50
June 30, 2006	$ 1.67	$ .66
September 30, 2006	$ 1.04	$ .08
December 31, 2006	$ 1.10	$ .15

(b) Shareholders

Our shareholders list contains the names of 1,746 registered stockholders of record of the Company’s Common Stock.

(c)  Dividends

The Company has not paid or declared any cash dividends on its Common Stock within the past three years and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

(d)  Sale of Unregistered Securities

On December 29, 2006 Gold Standard acquired all of the outstanding capital stock of Chang-On.  In exchange for that equity, Gold Standard issued to the shareholders of Chang-On 60,000,000 shares of common stock.  The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to three individuals who had access to detailed information about the Company and who were acquiring the shares for their own accounts.  There was no underwriter.

 (e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006.

Item 6

Management’s Discussion and Analysis

Results of Operations

Hongbo was organized in November 2004.  Until September 2006 it was entirely engaged in developing its technology and the factory where its products will be produced.  From September to December 2006 it completed its first sales, realizing $43,023 in revenue from the sale of SF wallboard.  Because Hongbo has not yet produced significant revenue, it is still a “development stage company” for financial reporting purposes.

The operations of Hongbo were initiated when Su Yu, one of our founders, contributed a patent for the technology used to form a composite from waste plastic and coal ash.  Su Yu had incurred $241,639 in expenses in developing the patented technology.  However, because Su Yu lacked auditable evidence of the expenses, we wrote down the value of the patent to zero at the end of fiscal year 2004.  That patent, nonetheless, provided the basis for the development activities that we pursued in 2005 and 2006.

Our factory has now been developed to the point where we are capable of producing 1,430 tons of SF materials per year.  Full production, therefore, would yield annual revenues of approximately $900,000, based on our present quoted price of $625 per ton.  At the present time, however, we have no backlog of orders.  We are actively engaged in negotiations with a number of large construction companies located near our plant in Harbin, China.  But we do not anticipate that full utilization of our facility will occur until May 2007.  Until then, we will be focused on completing the build-out of our factory and organizing our marketing program.

When full production does commence, we anticipate that a number of factors will help us to achieve profitability:

➢

The cost of our raw materials, relative to the resale price of our product, is modest.  We currently pay $50 to $62 per ton to have waste plastic separated from other trash for us, and we obtain coal ask free-of-charge.  We pay less than $3 per ton to have the waste products transported to our plant.  So the efficiency of our plant operations will the primary factor in determining our gross profit.

➢

Because of our low cost of production, our SF materials will be sold at prices substantially below the prices of the products they replace.  For example, our quoted price for SF material is now less than 50% of the prevailing price of PVC.  This disparity should give us flexibility to increase prices without significantly hindering sales, if our initial operations prove unprofitable.

➢

Our operations are looked on with favour by the Chinese government, which has become very conscious of the need to improve the environmental condition of China.  One result of the government’s support for us has been a five year exemption from income tax.

Until we achieve full production, we will not know with certainty whether our operations will be profitable.  In addition, in order to achieve a significant level of revenue and income, it will be necessary for us to expand our facilities and our product lines, and expansion could introduce problems that might hinder our efforts to achieve profitability.  Nevertheless, our expectation at this time is that by the summer of 2007 we will have achieved a level of operations that will enable us to report profits.  To fulfill our expectation, however, it will be necessary that we obtain working capital in the near future.

Liquidity and Capital Resources

Our operations to date have been funded primarily by contributions and loans from our shareholders.  As a result, at December 31, 2006, we owed $383,903 to present and past shareholders of Hongbo, primarily to Li Guomin, our Chairman.  The loans are all demand loans, which will be paid when cash flow from our operations is sufficient that repayment will not interfere with the Company’s business.

In addition to the funds provided by our shareholders, the Heilongjiang Province People’s Government provided us a grant of $100,000 to develop our factory.  As of December 31, 2006, we had used $50,908 from those funds.  The remaining $49,092 is recorded on our books as a liability, because we are required to repay it to the People’s Government if we do not use it as intended.

Our auditors have expressed in their report on our financial statements substantial doubt as to our ability to continue as a going concern.  Their doubt is based on the fact that our expenses exceed our revenues and the fact that at December 31, 2006 our balance sheet showed a working capital deficit of $421,958.  If the debt to Li Guomin and the unused portion of the People’s Government grant are eliminated from the calculation, the deficit is reduced to $16,770. Nevertheless, in order for us to achieve full production, it will be necessary that we obtain funds for working capital.  We are currently pursuing funding opportunities.  But at the present time, we have received no commitment from any source.

Our business plan contemplates that by the end of 2007 we will have expanded our factory from its current production capacity of 1,430 tons of SF material to a full production capacity of 5,000 tons.  We also plan to increase our staff from the current level of 52 employees to 200 employees.  In addition, our business plan calls for investment in new product development and the organization of a marketing program.  To fully achieve our goals, we anticipate a need for $6 million in additional capital.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2006, there was one estimate made which were (a) subject to a high degree of uncertainty and (b) material to our results.  This was the decision, detailed in Note 9 to the financial statements, that we would record no benefit from our tax loss.  The basis for this determination was our lack of certainty that we will realize profits in the future against which the benefit could be realized.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2006.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There was one recent accounting pronouncement that may have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Standard may adversely affect the Company’s results of operations if the Company issues a material amount of capital stock for services.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Because we have a very limited history of operations, unexpected factors may hamper our efforts to implement our business plan.

We have only recently recorded our first sale.  To date, our marketing efforts have produced only a limited number of orders.  For this reason, we have no experience with high volume production nor a meaningful sample of customer reactions to our products.  Problems with production or marketing may occur that we have not anticipated, which would interfere with our business, and prevent us from achieving profitability.

Competition from well-capitalized enterprises could prevent us from achieving a significant market position.

The construction materials industry in China includes a number of large, well-capitalized companies.  Any one or more of these could be attracted by any success we achieve, and develop similar products.  If a well-capitalized company directed its financial strength toward competition with us, it could achieve economies of scale that might permit it to market its products at lower prices than ours.  If this occurred before we had established a significant market awareness of our brand, we might be unable to compete effectively, and would be unable to achieve profitability.

A recession in China could significantly hinder our growth.

The success of our efforts to compete in the market for construction materials in China will depend on continuation of recent improvements in the Chinese economy.  For the past several years, the Chinese economy has grown at a relatively rapid rate, and the construction industry has been very active.  If the economy were to contract and capital become less available, the demand for our products would be diminished.  Many financial commentators expect a recession to occur in China in the near future.  The occurrence of a recession could significantly hinder our efforts to implement our business plan.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled engineers, technicians, manufacturing specialists, and marketing personnel.  In general, qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  In a specialized scientific field, such as ours, the demand for qualified individuals is even greater.  If we are unable to successfully attract or retain the personnel we need to succeed, we will be unable to implement our business plan.

We may have difficulty establishing adequate management and financial controls in China.

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Government regulation may hinder our ability to function efficiently.

The national, provincial and local governments in the People’s Republic of China are highly bureaucratized.  The day-to-day operations of our business require frequent interaction with representatives of the Chinese government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.  In addition, compliance with regulatory requirements applicable to organic farming and production may increase the cost of our operations, which would adversely affect our profitability.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

Currency fluctuations may adversely affect our operating results.

Hongbo generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of Gold Standard, it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

Gold Standard is not likely to hold annual shareholder meetings in the next few years.

Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, the shareholders of Gold Standard will have no effective means of exercising control over the operations of Gold Standard.

Item 7.   Financial Statements

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.  Other Information

None.

PART III

Item 9.

   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Li Guomin	46	Chairman, Chief Executive Officer, Chief Financial Officer	2006
Su Yu	30	Director	2006
Zhou Qingwei	46	Director	2006

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Li Guomin.  From 2004 to the present, Mr. Li has been Chairman of Harbin Hongbo Environment Protection Material Ltd., a company that manufactures building materials from waste products.  From 2001 to 2004, Mr. Li was Vice Manager of Neimengu Changan Joint Stock Company, a wood processing company.  Mr. Li was awarded an undergraduate degree in wood studies from the Northeast Forest University; and in 1986 he was awarded a degree in Business Administration from the Harbin Broadcasting University.

Su Yu.  From 2004 to the present, Mr. Su has been Manager of Harbin Hongbo Environment Protection Material Ltd.  From 2002 to 2004 Mr. Su was the Chief Executive Officer of Harbin Success Engineering Material Ltd.  From 2000 to 2002 Mr. Su was a Superintendent with managerial responsibilities at the Harbin Zhongtian Environment Protect Technology and Innovation Institute.

Zhou Qingwei.  In 2006 Mr. Zhou assumed the role of Director of Changon International Limited, which is the holding company for Harbin Hongbo Environment Protection Material Ltd.  From 2000 to 2005, Mr. Zhou was Vice Manager of Neimengu Changan Joint Stock Company, a wood processing company.  Mr. Zhou holds an undergraduate degree from the Harbin Science and Technology Employee University.

Audit Committee; Compensation Committee

The Board of Directors has not yet appointed an Audit Committee or a Compensation Committee, due to the relatively small size of the Board.  The Board does not have any member who qualifies as an audit committee financial expert, due to the fact that the current management only took control of this U.S. public company in December 2006.

Code of Ethics

The Company does not have a written code of ethics applicable to its executive officers.  The Board of Directors has not adopted a written code of ethics because there are so few executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2006.

Item 10.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Gold Standard and its subsidiaries to Li Guomin, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2006, 2005 and 2004.  There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2006 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Li Guomin	2006	$3,000	--	--	--	--
	2005	$3,000	--	--	--	--
	2004	$3,000	--	--	--	--

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2006 and those options held by him on December 31, 2006.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($ share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Li Guomin	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2006 and held by them unvested at December 31, 2006.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have NotVested	Market Value of Shares That Have Not Vested
Li Guomin	0	--

Remuneration of Directors

None of the members of the Board of Directors received remuneration for service on the Board during 2006.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•

each shareholder known by us to own beneficially more than 5% of our common stock;

•

Li Guomin, our Chief Executive Officer

•

each of our directors; and

•

all directors and executive officers as a group.

There are 60,307,366 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Li Guomin	17,400,000	28.4%
Zhou Qingwei	36,600,000	59.7%
Su Yu	6,000,000	9.8%
All officers and directors (3 persons)	60,000,000	97.9%

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0		0
Equity compensation plans not approved by security holders......	0		0
Total..............	0		0

Item 12.  Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

In connection with the share exchange between Gold Standard and the shareholders of shareholders of Chang-On, the shareholders of Chang-On entered into an Indemnity Agreement with Scott Smith, the prior President of Gold Standard, Gold Standard itself, and Leonard Burningham, who was counsel for Gold Standard in connection with the share exchange.  Pursuant to the Indemnity Agreement, the Chang-On shareholders (who are the members of the current Board of Directors) deposited $500,000 into escrow with Mr. Burningham, which he is directed to use to satisfy all liabilities of Chang-On that existed at the time of the Share Exchange.  In addition, Mr. Smith agreed to be personally liable for any liabilities not satisfied by the escrowed funds.  In exchange for that undertaking and in consideration of Mr. Smith’s surrender of warrants he held to purchase Gold Standard shares, the Indemnity Agreement provides that any amount of the escrowed funds remaining after Gold Standard’s liabilities have been discharged will be paid to Mr. Smith.  At October 31, 2006 the recorded liabilities of Gold Standard totaled $267,432.

Director Independence

None of the members of our Board of Directors is an independent director, as “independence” is defined by the Rules of the NASDAQ Stock Market.

Item 13.  Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations – Years ended December 31, 2006 and 2005 and Period from Inception (November 26, 2004) to December 31, 2006.

Statements of Changes in Stockholders’ Equity (Deficit) - Years ended December 31, 2006

Statements of Cash Flows - Years ended December 31, 2006 and 2005 and Period from Inception (November 26, 2004) to December 31, 2006.

Notes to Financial Statements

(b) Exhibit List

3-a

Certificate of Incorporation – filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.

3-b

Amended By-laws – filed as an exhibit to the Current Report on Form 8-K dated June 22, 2006 and incorporated herein by reference.

10-a

Indemnity Agreement dated December 29, 2006 among Gold Standard, Inc., the shareholders of Chang-On International Limited, Scott L. Smith and Leonard Burningham – filed as an exhibit to the Current Report on Form 8-K dated December 29, 2006 and incorporated herein by reference.

Subsidiaries – Chang-On International Limited

    Harbin Hongbo Environment Protection Material, Inc.

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

Item 14.  Principal Accountant Fees and Services

Chang-On retained Kempisty & Company, Certified Public Accountants, P.C. to serve as its independent accountant in September 2006.  On December 29, 2006, upon the completion of the reverse merger of Chang-On into Gold Standard, Kempisty & Company became the principal accountant for Gold Standard.  Prior to that date, Kempisty & Company had not performed any services for Gold Standard or its subsidiaries.

Audit Fees

Kempisty & Company billed $30,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2006.    Kempisty & Company billed $30,000 in connection with the audit of the Company’s financial statements for the year ended December 31, 2005 and review of the interim financial statements included in the Current Report on Form 8-K dated December 29, 2006.

All Other Fees

Kempisty & Company has not billed the Company for any other services.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Kempisty & Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders of

Gold Standard, Inc. and Subsidiaries

(A development stage company)

We have audited the accompanying consolidated balance sheet of Gold Standard, Inc. (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2006 and 2005 and the period from November 26, 2004 (Inception) to December 31, 2006. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gold Standard, Inc. (a development stage company) as of December 31, 2006, and the consolidated results of operations and cash flows for the years ended December 31, 2006 and 2005 and the period from November 26, 2004 (Inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated limited revenue and has incurred accumulated losses of $219,622 from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kempisty & Company, Certified Public Accountants, P.C.

Kempisty & Company,

Certified Public Accountants, P.C.

New York, New York

February 14, 2007

GOLD STANDARD, INC. AND SUBSIDIARIES
(A Development Stage Company)
BALANCE SHEETS

December 31,
2006
ASSETS
Current Assets
Cash (Note 4)	$64,069
Account receivable	7,381
Prepaid and other receivables	2,537
Inventories	18,582
Total Current Assets	92,569

Property, plant and equipment, net (Note 5)	689,517
Total Assets	$782,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$71,321
Accrued expenses	10,211
Government subsidy (Note 6)	49,092
Due to shareholders (Note 7)	383,903
Total Current Liabilities	514,527

Minority interest	99,921
Stockholders' Equity
Common stock, par value $0.001, authorized
100,000,000 shares, issue and outstanding
61,307,366 shares (Note 8)	61,307
Additional paid in capital (Note 8)	314,602
Deficit	(219,622)
Accumulated comprehensive income	11,351
Stockholders' equity	167,638
Total Liabilities and Owners' Equity	$782,086

See Notes to Financial Statements

GOLD STANDARD, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF OPERATIONS
			For the Period November 26, 2004 (inception) to December 31,

	For the Year Ended
	December 31,
	2006	2005	2006

Net Sales	$43,023	$-	$43,023
Cost of Sales	(30,414)	-	(30,414)
Gross Profit	12,609	-	12,609

Expenses
Salaries	25,445	6,697	32,142
Transportation	2,776	-	2,776
Office equipment	2,916	932	4,220
Water, electricity and gas	9,547	-	9,547
Other expenses	9,364	1,083	15,375
Advertisement	490	-	490
Rent expense	1,932	1,879	3,811
Depreciation	28,025	12,041	40,066
R & D expense	22,578	-	22,578
Intangibles writedown	-	-	241,639
Total Expenses	103,073	22,632	372,644
	(90,464)	(22,632)	(360,035)
Income tax provision	-	-	-
Loss before minority interest comprehensive	(90,464)	(22,632)	(360,035)
income
Minority interest	35,281	8,826	140,413
Loss before comprehensive income	(55,183)	(13,806)	(219,622)
Foreign exchange gain (loss)	8,019	3,341	11,351
Net loss	$(47,164)	$(10,465)	$(208,271)

Basic and Fully Diluted Earnings per Share	$(0.0008)	$(0.0002)	$(0.0035)
Weighted average shares outstanding	60,000,000	60,000,000	60,000,000

See Notes to Financial Statements

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006

	Common Stock		Additional		Accumulated
	$0.001 Par Value		Paid-in		Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance November 26, 2004	-	$-	$-	$-	$-	$-

Capital contribution	-	-	238,693	-	-	238,693
Loss from operations	-	-	-	(150,633)	-	(150,633)
Comprehensive loss	-	-	-	-	(9)	(9)
Balance December 31, 2004	-	-	238,693	(150,633)	(9)	88,051

Loss from operations	-	-	-	(13,806)	-	(13,806)
Comprehensive loss	-	-	-	-	3,341	3,341
Balance December 31, 2005	-	-	238,693	(164,439)	3,332	77,586

Capital contribution in Hongbo
before reverse merger	-	-	152,462	-	-	152,462
Distribution in Hongbo
before reverse merger	-	-	(15,246)	-	-	(15,246)
Chang-On Internatioal Ltd's
Issuance of common stock in
exchange for Hongbo's capital	1	0.13	-	-	-	0.13

Common stock issued for
acquisition of Chang-On
International, Ltd.
(reverse merger)	60,000,000	60,000	(60,000)	-	-	-
Chang-On International , Ltd.
share exchange	(1)	(0.13)	-	-	-	(0.13)
Reverse merger adjustment	1,307,366	1,307	(1,307)	-	-	-
Loss from operations	-	-	-	(55,183)	-	(55,183)
Comprehensive income	-	-	-	-	8,019	8,019
Balance December 31, 2006	61,307,366	$61,307	$314,602	$(219,622)	$11,351	$167,638

* The reverse merger adjustment represents the recording of minority shareholders' shares outstanding at the time of the reverse merger.

See Notes to Financial Statements

GOLD STANDARD, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			For the Period November 26, 2004 (inception) to December 31,

	Year Ended
	December 31,
	2006	2005	2006
Operating Activities:
Net loss	$(47,164)	$(10,465)	$(208,271)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	31,215	12,041	43,256
Impairment loss on intangible assets	-	-	241,639
Minority interest (loss)	(35,281)	(8,826)	(140,413)
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid and other receivables	(7,381)	-	(7,381)
(Increase)/decrease in account receivable	(2,537)	-	(2,537)
(Increase)/decrease in inventory	(18,582)	-	(18,582)
Increase/(decrease) in accounts payable	71,321	-	71,321
Increase/(decrease) in accrued expenses	(13,803)	15,412	10,211
Decrease in government subsidy	(50,038)	-	(50,038)
Net cash used by operating activities	(72,250)	8,162	(60,795)

Investing Activities
Purchase of fixed assets	(566,844)	(26,381)	(602,863)
Loan to shareholders	-	(615)	(24,659)
Repay of loan to shareholders	24,659	-	24,659
Net cash (used) by investing activities	(542,185)	(26,996)	(602,863)

Financing Activities
Distribution to shareholders	(24,994)	-	(24,994)
Capital contribution	249,938	-	274,103
Proceeds from government subsidy	-	99,130	99,130
Proceeds from shareholder loans	354,040	21,164	383,903
Net cash provided by financing activities	578,984	120,294	732,142
Effect of exchange rate changes on cash	(4,424)	-	(4,415)
Increase(decrease) in cash	(39,875)	101,460	64,069
Cash at beginning of period	103,944	2,484	-
Cash at end of period	$64,069	$103,944	$64,069

See Notes to Financial Statements

GOLD STANDARD, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Cont'd)

			For the Period November 26, 2004 (inception) to December 31,

	Year Ended
	December 31,
	2006	2005	2006

Supplemental Cash Flow Information:
Interest received (paid) during the year	$259	$1	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497

See Notes to Financial Statements

GOLD STANDARD, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1- ORGANIZATION AND BUSINESS BACKGROUND

Gold Standard, Inc., (“Company”) was incorporated under the law of the State of Utah on November 28, 1972. The Company is principally engaged in the business of waste recycling and reutilization in the People’s Republic of China (“PRC”) through its majority-owned subsidiary, Chang-On International Limited (“Chang-On”).

Chang-On International Limited (“Chang-On”) was incorporated as a Hong Kong limited liability company on September 8, 2006. Chang-On was formed to facilitate a merger between a US company and a PRC business entity. On December 29, 2006, under the terms of the Agreement for the Share Exchange, the Company has agreed to acquire all the outstanding capital stock of Chang-On in return for the issuance of 60,000,000 shares of common stock.

Chang-On is a holding company that owns 61% of the registered capital of Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”) a corporation formed under the laws of the PRC on November 26, 2004. Hongbo is engaged in the business of manufacturing construction materials from waste products. All Hongbo’s business is currently in the PRC.

As a result of the Agreement, the transaction was treated for accounting purposes as a recapitalization and reverse merger by the accounting acquirer (Hongbo) and as a reorganization of the legal acquirer (Gold Standard). Accordingly, the financial statements include the following:

The balance sheet consists of the net assets of the acquirer at historical cost; and

The statement of operations include the operations of the acquirer for the years presented and the operations of the acquiree from the date of the merger.

Gold Standard, Inc. and Chang-On are hereafter referred to as the Company.

The Company is considered to be a development stage company, as it has not generated substantial revenues from operations.

Note 2- GOING CONCERN

As of December 31, 2006, the Company had incurred accumulated losses of $219,622 from operations since inception and has limited operations. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

● Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation.  Inter-company transactions have been eliminated in consolidation. The functional currency of the Company’s operation is Reminbi (“RMB”)

GOLD STANDARD, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

● Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

● Revenue recognition

Revenues are recognized when finished products are shipped to unaffiliated customers, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, and collectibility is reasonably assured.

● Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Costs include direct material, direct labor and applicable manufacturing overhead.

● Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvement that substantially extend the useful life of the properties, plan and equipment are capitalized. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment in accordance with Statement of Financial Accounting Standard No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

● Intangible Assets

The Company periodically analyzes its intangible assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with US GAAP.

● Related Parties

The caption "Due from shareholders" represents loans receivable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are not considered current assets.

The caption "Due to shareholders" represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Refer to Note 7.

● Income Tax

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.

The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because there is no income from operations, with only minor timing differences with regard to the depreciation of fixed assets. Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

● Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2006, due to the relatively short-term nature of

GOLD STANDARD, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

these instruments.  Unless otherwise noted, it is management opinion that the Company is not exposed to significant interest, currency or credit risk arising from those financial instruments.

● Foreign currencies translation

The functional currency of the Company is the Reminbi (“RMB”). The accompanying financial statements have been expressed in United States dollars, the reporting currency of the Company.  The balance sheet is translated into United States dollars based on the rates of exchange ruling at the balance sheet date.  The statement of operations is translated using a weighted average rate for the period.  Translation adjustments are reflected as accumulated comprehensive income in shareholders’ equity.

● New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No.48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing whether adoption of this Interpretation will have an impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statement.

Note 4- CASH

Cash consists of the following:	December 31,
2006

Cash on hand	$6,652
Cash in bank	57,417
$64,069

Note 5- PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:
December 31,
2006
Machinery and Equipment	$637,981
Office Equipment	6,711
Vehicle	6,022
Construction in Progress	89,447

GOLD STANDARD, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Less: Accumulated Depreciation	(50,644)
$689,517

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment

10%

Office Equipment

20%

Vehicle

10%

Note 6- GOVERNMENT SUBSIDY

During 2005, the Company received approximately $100,000 in a government subsidy from the Finance Department of Heilongjiang Province to be used for research and development activities. This subsidy reduces the cost of the Company’s research and development activities. Any unused portion of the subsidy has to be returned to the province. At December 31, 2006 the Company had not used $49,092 of the subsidy.

Note 7- DUE TO SHAREHOLDERS

Due to Shareholders consists of the following:
December 31,
2006
Su, Zhensheng	$1,065
Li, Yukun	14,390
Li, Guomin	356,096
Neimenggu Chang An	10,430
Zhou, Qingwei	1,922
$383,903

Su, Zensheng, Li, Yukun and Neimenggu Chang An Inc were shareholders of Hongbo from July 2004 to June 2006. Li Guomin had been a shareholder of Hongbo since November 2006. Zhou, Qingwei has been a shareholder of Chang-On since September 2006.  Under the Agreement for the Share Exchange on December 29, 2006, Li, Guomin and Zhou, Qingwei acquired 17,400,000 and 36,600,000 shares of Gold Standard, Inc. respectively.

Note 8- COMMON STOCK

Under the Agreement for the Share Exchange, Gold Standard, Inc. issued to the shareholders of Chang-On 60,000,000 shares of common stock. With 1,307, 366 shares issued and outstanding before the shares exchange, there is a total of 61,307,366 shares issued and outstanding for Gold Standard as of December 31, 2006.

GOLD STANDARD, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 9- INCOME TAX

PRC Income Tax Law and various local income tax laws, pursuant to which the Company generally is subject, requires an income tax at an effective rate of 33% (30% national income tax and 3% local income tax) on income as reported in its statutory financial statement after appropriate tax adjustment.

The Company’s Hong Kong effective tax rate for the year ended December 31, 2006 and 2005 was 17.5%

The provision for income taxes consists of the following:

For the Year Ended
December 31,
	2006	2005

Provision for PRC income tax	$-	$-
Provision for Hong Kong income tax	-	-
Provision for US income tax	-	-
Total provision for income taxes	$-	$-

The following table reconciles the PRC and Hong Kong statutory rates to the Company’s effective tax rate:

	For the Year Ended
	December 31,
	2006	2005
PRC
China income taxes	33.00%	33.00%
Deferred tax benefit due to loss	-33.00%	-33.00%
Effective income tax rate	0.00%	0.00%

Hong Kong
China income taxes	17.50%	17.50%
Deferred tax benefit due to loss	-17.50%	-17.50%
Effective income tax rate	0.00%	0.00%

Note 10- COMMITMENTS AND CONTINGENCIES

The Company's main operations will be conducted in the PRC and elsewhere.  Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in those countries and by the general state of their economies.

GOLD STANDARD, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

The Company's operations in the PRC will be subject to special considerations and significant risks not typically associated with companies in North America and Western Europe.  These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange.

The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

GOLD STANDARD, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gold Standard, Inc.

By: /s/ Li Guomin

     Li Guomin, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 13, 2007 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Li Guomin

Li Guomin, Director,

Chief Executive Officer,

Chief Financial Officer

/s/ Su Yu

Su Yu, Director,

/s/ Zhou Qingwei

Zhou Qingwei, Director