Form 10QSB
period 2007-03-31
Chang-On International, Inc.
filed 2007-05-22
CIK 42136

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-08397

CHANG-ON INTERNATIONAL, INC.
(Name of Small Business Issuer in its Charter)

Utah	87-0302579
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

514 No. 18 Building, High New Technology Development, Harbin, Heilongjiang, P.R. China
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 86-451-82695010

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes        No  X

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of voting stock, as of the latest practicable date:
May 21, 2007
Common Voting Stock: 67,307,366

Transitional Small Business Disclosure Format (check one):     Yes        No X

PART 1  FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of Chang-On International, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2006.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
F/K/A GOLD STANDARD, INC.
(A Development Stage Company)
BALANCE SHEETS
(UNAUDITED)

March 31,
2007

ASSETS
Current Assets
Cash (Note 4)	$7,149
Account receivable	-
Prepaid and other receivables	53,257
Inventories	29,776
Total Current Assets	90,182

Property, plant and equipment, net (Note 5)	694,904

Total Assets	$785,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$72,069
Accrued expenses	9,252
Government subsidy (Note 6)	49,606
Due to shareholders (Note 7)	425,778
Total Current Liabilities	556,705

Minority interest	83,634

Stockholders' Equity

Common stock, par value $0.001, authorized 100,000,000 shares, issue and outstanding 61,307,366 shares (Note 8)	61,307
Additional paid in capital (Note 8)	314,602
Deficit	(245,119)
Accumulated comprehensive income	13,957
Stockholders' equity	144,747
Total Liabilities and Owners' Equity	$785,086

See Notes to Financial Statements.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
F/K/A GOLD STANDARD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Period November 26, 2004 (inception) to March 31,
	2007	2006	2007

Net sales	$-	$-	$43,023
Cost of sales	-	-	(30,414)
Gross profit	-	-	12,609

Expenses
Salaries	3,715	-	35,857
Transportation	563	-	3,339
Office equipment	164	30	4,384
Water, electricity and gas	14,586	-	24,133
Other expenses	6,644	7	22,019
Advertisement	-	-	490
Rent expense	-	481	3,811
Depreciation	16,112	-	56,178
R & D expense	-	-	22,578
Intangibles writedown	-	-	241,639
Total Expenses	41,784	518	414,428

Loss before provision for income tax, comprehensive income and minority interest	(41,784)	(518)	(401,819)

Income tax provision	-	-	-

Loss before minority interest comprehensive income	(41,784)	(518)	(401,819)

Minority interest	16,287	202	156,708

Loss before comprehensive income	(25,497)	(316)	(245,111)

Foreign exchange gain (loss)	2,606	843	13,957

Net gain (loss)	$(22,891)	$527	$(231,154)

Basic and Fully Diluted Earnings per Share	$-	$-

Weighted average shares outstanding	60,000,000	60,000,000

See Notes to Financial Statements.

GOLD STANDARD, INC. AND SUBSIDIARIES
F/K/A GOLD STANDARD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Period November 26, 2004 (inception) to March 31,
	2007	2006	2007

Operating Activities:
Net gain (loss)	$(22,891)	$527	$(231,154)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	16,112	-	59,368
Impairment loss on intangible assets	-	-	241,639
Minority interest (loss)	(16,287)	(202)	(156,708)
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	7,381	-
(Increase)/decrease in prepaid and other receivables	(50,720)	(1,438)	(53,257)
(Increase)/decrease in inventory	(11,194)	-	(29,776)
Increase/(decrease) in accounts payable	748	-	72,069
Increase/(decrease) in accrued expenses	(959)	-	9,252
Decrease in government subsidy	-	(2,008)	(50,038)
Net cash used by operating activities	(77,810)	(3,121)	(138,605)

Investing Activities
Purchase of fixed assets	(21,499)	(35,129)	(624,362)
Loan to shareholders	-	-	(24,659)
Repay of loan to shareholders	-	-	24,659
Net cash (used) by investing activities	(21,499)	(35,129)	(624,362)

Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from government subsidy	-	-	99,130
Proceeds from shareholder loans	41,875	6,167	425,778
Net cash provided by financing activities	41,875	6,167	774,017

Effect of exchange rate changes on cash	514	843	(3,901)

Increase(decrease) in cash	(56,920)	(31,240)	7,149
Cash at beginning of period	64,069	103,944	-
Cash at end of period	$7,149	$72,704	$7,149

Supplemental Cash Flow Information:
Interest received (paid) during the year	$141	$-	$401
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497

See Notes to Financial Statements.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
F/K/A GOLD STANDARD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1- ORGANIZATION AND BUSINESS BACKGROUND

Chang-On International, Inc., (the “Company”) was incorporated under the law of the State of Utah as Gold Standard, Inc. (“Gold Standard”) on November 28, 1972 and changed its name to Chang-On International, Inc. on April 18, 2007. The Company is principally engaged in the business of waste recycling and reutilization in the People’s Republic of China (“PRC”) through its majority-owned subsidiary, Chang-On International Limited (“Chang-On”).

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

Note 2- GOING CONCERN

As of March 31, 2007, the Company had incurred accumulated losses of $245,119 from operations since inception and has limited operations. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
F/K/A GOLD STANDARD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation
These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

● Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation. The functional currency of the Company’s operation is Renminbi (“RMB”)

● Use of estimates
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

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
F/K/A GOLD STANDARD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

● Fair Value of Financial Instruments
The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2007, due to the relatively short-term nature of these instruments. Unless otherwise noted, it is management opinion that the Company is not exposed to significant interest, currency or credit risk arising from those financial instruments.

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

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
F/K/A GOLD STANDARD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 4- CASH

Cash consists of the following:
March 31,
2007

Cash on hand	$1,917
Cash in bank	5,232
$7,149

Note 5- PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:
March 31,
2007

Machinery and Equipment	$657,780
Office Equipment	6,781
Vehicle	6,086
Construction in Progress	91,619

Less: Accumulated Depreciation	(67,362)
$694,904

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
F/K/A GOLD STANDARD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 6- GOVERNMENT SUBSIDY

During 2005, the Company received approximately $100,000 in a government subsidy from the Finance Department of Heilongjiang Province to be used for research and development activities. This subsidy reduces the cost of the Company’s research and development activities. Any unused portion of the subsidy has to be returned to the province. At March 31, 2007 the Company had not used $49,606 of the subsidy.

Note 7- DUE TO SHAREHOLDERS

Due to Shareholders consists of the following:
March 31,
2007
Su, Zhensheng	$1,077
Li, Yukun	14,541
Li, Guomin	397,698
Neimenggu Chang An	10,540
Zhou, Qingwei	1,922
$425,778

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

Note 8- COMMON STOCK

Under the Agreement for the Share Exchange, Gold Standard, Inc. issued to the shareholders of Chang-On 60,000,000 shares of common stock. With 1,307, 366 shares issued and outstanding before the shares exchange, there is a total of 61,307,366 shares issued and outstanding for Gold Standard as of March 31, 2007.

Note 9-FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their value due to the short term maturity of these instruments.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
F/K/A GOLD STANDARD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 10- GEOGRAPHIC INFORMATION

All of the Company's sales and all of the Company's long-lived assets are located in the PRC.

Note 11- OPERATING RISK

Concentrations of credit risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

Country risk

The Company has significant investments in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. There can be no assurance; however, those changes in political and other conditions will not result in any adverse impact.

NOTE 12- EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the three months ended March 31, 2007.

NOTE 13- RESTRICTED RETAINED EARNINGS

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC ("PRC GAAP") at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). The Company did not make any appropriations to the reserve funds mentioned above due to lack of profit after tax since commencement of operations.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

Chang-On International is a holding company with one asset: 61% of the equity in Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a corporation organized under the laws of The People’s Republic of China. Hongbo was organized in November 2004. Until September 2006 it was entirely engaged in developing its technology and the factory where its products will be produced. From September to December 2006 it completed its first sales, realizing $43,023 in revenue from the sale of SF wallboard. In the first quarter of 2007, however, Hongbo had no sales. Because Hongbo has not yet produced significant revenue, it is still a “development stage company” for financial reporting purposes.

Our factory has now been developed to the point where we are capable of producing 1,430 tons of SF materials per year. Full production, therefore, would yield annual revenues of approximately $900,000, based on our present quoted price of $625 per ton. At the present time, however, our backlog of firm orders is only $560,000. We are actively engaged in negotiations with a number of large construction companies located near our plant in Harbin, China. But we do not anticipate that full utilization of our facility will occur until late June, 2007. Until then, we will be focused on completing the build-out of our factory and organizing our marketing program.

When full production does commence, we anticipate that a number of factors will help us to achieve profitability:

➢
The cost of our raw materials, relative to the resale price of our product, is modest. We currently pay $50 to $62 per ton to have waste plastic separated from other trash for us, and we obtain coal ask free-of-charge. We pay less than $3 per ton to have the waste products transported to our plant. So the efficiency of our plant operations will be the primary factor in determining our gross profit.

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

Until we achieve full production, we will not know with certainty whether our operations will be profitable. In addition, in order to achieve a significant level of revenue and income, it will be necessary for us to expand our facilities and our product lines, and expansion could introduce problems that might hinder our efforts to achieve profitability. Nevertheless, our expectation at this time is that by the end of 2007 we will have achieved a level of operations that will enable us to report profits. To fulfill our expectation, however, it will be necessary that we obtain working capital in the near future.

Our statement of operations records an adjustment for “minority interest.” For the first quarter of 2007 the minority interest adjustment reduced our net loss by $16,287. This represents the reversal of the portion of the loss incurred by our operating subsidiary, Hongbo, that is attributable to the 39% of Hongbo in which Chang-On International has no equity interest. If Hongbo realizes income in the future, a proportionate reduction in our consolidated income will be recorded for the same reason.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income or net loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. For the first quarter of 2007 we recorded $2,606 in unrealized gains on foreign currency translation.

Liquidity and Capital Resources

Our operations to date have been funded primarily by contributions and loans from our shareholders. As a result, at March 31, 2007, we owed $425,778 to present and past shareholders of Hongbo, primarily to Li Guomin, our Chairman. The loans are all demand loans, which will be paid when cash flow from our operations is sufficient that repayment will not interfere with the Company’s business.

In addition to the funds provided by our shareholders, the Heilongjiang Province People’s Government provided us a grant of $100,000 to develop our factory. As of March 31, 2007, we had used $50,394 from those funds. The remaining $49,606 is recorded on our books as a liability, because we are required to repay it to the People’s Government if we do not use it as intended.

Our auditors have expressed in their report on our financial statements for the year ended December 31, 2006 substantial doubt as to our ability to continue as a going concern. Their doubt is based on the fact that our expenses exceed our revenues and the fact that at December 31, 2006 our balance sheet showed a working capital deficit of $421,958. The working capital deficit had increased to $466,523 by March 31, 2007. However, if the debt to Li Guomin and the unused portion of the People’s Government grant are eliminated from the calculation, the deficit is reduced to $19,219. Nevertheless, in order for us to achieve full production, it will be necessary that we obtain funds for working capital. We are currently pursuing funding opportunities. But at the present time, we have received no commitment from any source.

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

We recorded our first sale in 2006 and did not record any sale in the first three months of 2007. To date, our marketing efforts have produced only a limited number of orders. For this reason, we have no experience with high volume production nor a meaningful sample of customer reactions to our products. Problems with production or marketing may occur that we have not anticipated, which would interfere with our business, and prevent us from achieving profitability.

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

Chang-On International is not likely to hold annual shareholder meetings in the next few years.

Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. The current members of the Board of Directors were appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that the current directors will appoint them. As a result, the shareholders of Chang-On International will have no effective means of exercising control over the operations of Chang-On International.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Li Guomin, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Li concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2007 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANG-ON INTERNATIONAL, INC.

Date: May 21, 2007	By:	/s/ Li Guomin
Li Guomin, Chief Executive Officer
and Chief Financial Officer