Form 10QSB
period 2007-06-30
Chang-On International, Inc.
filed 2007-08-20
CIK 42136

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2007

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

August 20, 2007

Common Voting Stock: 67,307,366 shares

Transitional Small Business Disclosure Format (check one):      Yes   [   ]     No  [X]

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
BALANCE SHEETS
(UNAUDITED)

June 30,
2007
ASSETS
Current Assets
Cash (Note 4)	$22,489
Account receivable	13,242
Prepaid and other receivables	16,758
Inventories	34,863
Total Current Assets	87,352
Property, plant and equipment, net (Note 5)	722,949
Total Assets	$810,301

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$6,931
Accrued expenses	10,448
Government subsidy (Note 6)	50,331
Due to shareholders (Note 7)	553,324
Total Current Liabilities	621,034

Minority interest	67,217
Stockholders' Equity
Common stock, par value $0.001, authorized
100,000,000 shares, issue and outstanding
67,307,366 shares (Note 8)	67,307
Additional paid in capital (Note 8)	2,708,603
Deficit	(701,621)
Deferred Compensation (Note 9)	(1,969,167)
Accumulated comprehensive income	16,928
Stockholders' equity	122,050
Total Liabilities and Owners' Equity	$810,301

See notes to condensed financial statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
					For the period
	For the Three	For the Three	For the Six	For the Six	November 26, 2004
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007
Net sales	$12,239	$-	$12,239	$-	$55,262
Cost of sales	(9,191)	-	(9,191)	-	(39,605)
Gross profit	3,048	-	3,048	-	15,657

Expenses
Salaries	20,171	4,655	23,886	4,655	56,028
Transportation	789	-	1,352	-	4,128
Office equipment	102	471	266	501	4,486
Water, electricity and gas	12,481	-	27,067	-	36,614
Other expenses	4,426	519	11,070	526	26,445
Advertisement	-	-	-	-	490
Rent expense	-	1,436	-	1,917	3,811
Depreciation	14,787	3,314	30,899	3,314	70,965
R & D expense	-	-	-	-	22,578
Gain on disposal of fixed assets	(7,624)	-	(7,624)	-	(7,624)
Stock compensation	430,833	-	430,833	-	323,125
Intangibles writedown	-	-	-	-	241,639
Total Expenses	475,965	10,395	517,749	10,913	782,685
Loss before provision
for income tax, comprehensive
income and minority interest	(472,917)	(10,395)	(514,701)	(10,913)	(767,028)
Income tax provision	-	-	-	-	-
Loss before minority interest
comprehensive income	(472,917)	(10,395)	(514,701)	(10,913)	(767,028)
Minority interest	16,430	4,054	32,717	4,256	173,130
Loss before comprehensive income	(456,487)	(6,341)	(481,984)	(6,657)	(593,898)
Foreign exchange gain (loss)	2,971	3,015	5,577	3,858	16,928
Net gain (loss)	$(453,516)	$(3,326)	$(476,407)	$(2,799)	$(576,970)

See notes to condensed financial statements

Basic and Fully Diluted Earnings per Share	$-	$-	$-	$-
Weighted average shares outstanding	61,307,366	61,307,366	61,307,366	61,307,366

See notes to condensed financial statements

GOLD STANDARD, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the period
	For the Six	For the Six	November 26, 2004
	Months Ended	Months Ended	(inception) to
	June 30,	June 30,	June 30,
	2007	2006	2007
Operating Activities:
Net gain (loss)	$(476,407)	$(2,799)	$(576,970)

Adjustments to reconcile net loss to net
cash used by operations
Depreciation (cost and expense)	31,562	3,314	74,818
Impairment loss on intangible assets	-	-	241,639
Gain on disposal of fixed assets	(7,624)	-	(7,624)
Stock issued for consulting	430,833	-	323,125
Minority interest (loss)	(32,717)	(4,256)	(173,130)
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	(5,861)		(13,242)
(Increase)/decrease in prepaid and other
receivables	(14,221)	24,659	(16,758)
(Increase)/decrease in inventory	(16,281)	-	(34,863)
Increase/(decrease) in accounts payable	(64,390)	162,991	6,931
Increase/(decrease) in accrued expenses	237	2,060	10,448
Decrease in government subsidy	-	(21,264)	(50,331)
Net cash used by operating activities	(154,869)	164,705	(215,957)

Investing Activities
Purchase of fixed assets	(57,370)	(535,863)	(660,233)
Loan to shareholders	-	-	(24,659)
Repay of loan to shareholders	-	-	24,659
Net cash (used) by investing activities	(57,370)	(535,863)	(660,233)

Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	225,773	274,103
Proceeds from government subsidy	-	-	99,130

See notes to condensed financial statements

Proceeds from shareholder loans	169,421	191,795	553,324
Net cash provided by financing activities	169,421	417,568	901,563

Effect of exchange rate changes on cash	1,238	(1,661)	(2,884)
Increase(decrease) in cash	(41,580)	44,749	22,489
Cash at beginning of period	64,069	103,944	-
Cash at end of period	$22,489	$148,693	$22,489

Supplemental Cash Flow Information:
Interest received (paid) during the year	$141	$-	$401
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting
services	$2,400,000	$-	$1,800,000

See notes to condensed financial statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES

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

Note 2- GOING CONCERN

As of June 30, 2007, the Company had incurred accumulated losses of $270,787 from operations since inception and has limited operations. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

● Principles of Consolidation

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

● New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No.48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation will have no impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard will have no impact on our financial statements.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

● Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2007, and 2006, have been included.  Readers of these financial statements should note that the interim results for the six months period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Note 4- CASH

Cash consists of the following:	June 30,
2007
Cash on hand	$14,557
Cash in bank	7,932
$22,489

Note 5- PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:
June 30,
2007
Machinery and Equipment	$606,572
Office Equipment	6,880
Vehicle	6,174
Construction in Progress	180,385
Less: Accumulated Depreciation	(77,062)
$722,949

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5- PROPERTY, PLANT AND EQUIPMENT (continued)

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment

10%

Office Equipment

20%

Vehicle

10%

Note 6- GOVERNMENT SUBSIDY

During 2005, the Company received approximately $100,000 in a government subsidy from the Finance Department of Heilongjiang Province to be used for research and development activities. This subsidy reduces the cost of the Company’s research and development activities. Any unused portion of the subsidy has to be returned to the province. At June 30, 2007 the Company had not used $50,331 of the subsidy.

Note 7- DUE TO SHAREHOLDERS

Due to Shareholders consists of the following:
June 30,
2007
Su, Zhensheng	$1,092
Li, Yukun	14,753
Li, Guomin	524,862
Neimenggu Chang An	10,694
Zhou, Qingwei	1,923
$553,324

Su, Zensheng, Li, Yukun and Neimenggu Chang An Inc were shareholders of Hongbo from July 2004 to June 2006. Li Guomin had been a shareholder of Hongbo since November 2006. Zhou, Qingwei has been a shareholder of Chang-On since September 2006.  Under the Agreement for the Share Exchange on December 29, 2006, Li, Guomin and Zhou, Qingwei acquired 17,400,000 and 36,600,000 shares of the Company respectively.

Note 8- COMMON STOCK

Under the Agreement for the Share Exchange, Gold Standard, Inc. issued to the shareholders of Chang-On 60,000,000 shares of common stock. With 1,307, 366 shares issued and outstanding before the shares exchange, there is a total of 61,307,366 shares issued and outstanding for the Company as of June 30, 2007.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 9-STOCK BASED COMPENSATION

On January 19, 2007, the Company entered into an agreement with Li Yaru for legal services in the PRC for a term of two years, pursuant to which the Company issued 900,000 shares of common stock in April 2007. The fair market value amounted to $360,000, which is being amortized over the term of the agreement.

On January 31, 2007, the Company entered into an agreement with Canyon Red Group Limited, an incorporation of British Virgin Island for advisory services on the marketing strategy and implementation of corporate identity for a term of twelve months, pursuant to which the Company issued 700,000 shares of common stock in April 2007. The fair market value amounted to $280,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with Mu, Shiwei for internal audit services for a term of three years, pursuant to which the Company issued 1,500,000 shares of common stock in April 2007. The fair market value amounted to $600,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with I &V Limited, an incorporation of British Virgin Island for advisory services on the sales and distribution channels of certain environmental friendly construction materials in Northern China for a term of eighteen months, pursuant to which the Company issued 1,000,000 shares of common stock in April 2007. The fair market value amounted to $400,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with Billion Profit International Holdings Limited, an incorporation of British Virgin Island for advisory services on the sales and distribution channels of certain environmental friendly construction materials in Hainan Province of China for a term of twelve months, pursuant to which the Company issued 700,000 shares of common stock in April 2007. The fair market value amounted to $280,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with Prospect Bright Holdings Limited, an incorporation of British Virgin Island for advisory services on the sales and distribution channels of certain environmental friendly construction materials in Northeast China for a term of twenty-four months, pursuant to which the Company issued 1,200,000 shares of common stock in April 2007. The fair market value amounted to $480,000, which is being amortized over the term of the agreement.

For the three months ended June 30, 2007, $430,883 of the above stock compensation was charged to operating expenses and $1,967,167 was recorded as deferred compensation.

Note 10-FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their value due to the short term maturity of these instruments.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 11- GEOGRAPHIC INFORMATION

All of the Company's sales and all of the Company's long-lived assets are located in the PRC.

Note 12- OPERATING RISK

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

NOTE 13- EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the six months ended June 30, 2007.

NOTE 14- RESTRICTED RETAINED EARNINGS

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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

Chang-On International is a holding company with one asset:  61% of the equity in Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a corporation organized under the laws of The People’s Republic of China.  Hongbo was organized in November 2004.  Until September 2006 it was entirely engaged in developing its technology and the factory where its products will be produced.  From September to December 2006 it completed its first sales, realizing $43,023 in revenue from the sale of SF wallboard.  In the first six months of 2007, however, Hongbo had only one sale – for $12.239.  Because Hongbo has not yet produced significant revenue, it is still a “development stage company” for financial reporting purposes.

Our factory has now been developed to the point where we are capable of producing 1,430 tons of SF materials per year.  Full production, therefore, would yield annual revenues of approximately $900,000, based on our present quoted price of $625 per ton.  At the present time, however, our backlog of firm orders is only $568,000.  We are actively engaged in negotiations with a number of large construction companies located near our plant in Harbin, China.  But we do not anticipate that full utilization of our facility will occur until October 2007.  Until then, we will be focused on completing the build-out of our factory and organizing our marketing program.

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

Until the quarter ended June 30, 2007, we incurred only modest expenses.  During the recent quarter, however, we issued 6,000,000 shares of common stock to six consultants, who will provide us various services needed in order to implement our business plan.  We recorded the fair market value of those shares ($2,400,000) as deferred compensation, a reduction to shareholders’ equity.  We will amortize the deferred compensation as expenses over the lives of the six consulting agreements, which range from one to three years.  In the quarter ended June

30, 2007 we incurred Stock Compensation expense in this manner totaling $430,833.  We will incur similar expenses until the full deferred compensation is amortized, although the magnitude of the expense will be reduced after March 31, 2008 and again after March 31, 2009.

Until we achieve full production, we will not know with certainty whether our operations will be profitable.  In addition, in order to achieve a significant level of revenue and income, it will be necessary for us to expand our facilities and our product lines, and expansion could introduce problems that might hinder our efforts to achieve profitability.  At this time, due to the $1.9 million in deferred stock compensation that we will amortize over the next 30 months, we cannot predict when we will achieve profitable operations.  Nevertheless, our expectation at this time is that by June 2008 we will have achieved a level of operations that will enable us to report positive cash flow.  To fulfill our expectation, however, it will be necessary that we obtain working capital in the near future.

Our statement of operations records an adjustment for “minority interest.”  For the first six months of 2007 the minority interest adjustment reduced our net loss by $32,717.  This represents the reversal of the portion of the loss incurred by our operating subsidiary, Hongbo, that is attributable to the 39% of Hongbo in which Chang-On International has no equity interest. If Hongbo realizes income in the future, a proportionate reduction in our consolidated income will be recorded for the same reason.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income or net loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  For the first six months of 2007 we recorded $5,577 in unrealized gains on foreign currency translation.

Liquidity and Capital Resources

Our operations to date have been funded primarily by contributions and loans from our shareholders.  As a result, at June 30, 2007, we owed $553,324 to present and past shareholders of Hongbo, primarily to Li Guomin, our Chairman.  The loans are all demand loans, which will be paid when cash flow from our operations is sufficient that repayment will not interfere with the Company’s business.

In addition to the funds provided by our shareholders, the Heilongjiang Province People’s Government provided us a grant of $100,000 to develop our factory.  As of June 30, 2007, we had used $49,669 from those funds.  The remaining $50,331 is recorded on our books as a liability, because we are required to repay it to the People’s Government if we do not use it as intended.

Our auditors have expressed in their report on our financial statements for the year ended December 31, 2006 substantial doubt as to our ability to continue as a going concern.  Their doubt is based on the fact that our expenses exceed our revenues and the fact that at December 31, 2006 our balance sheet showed a working capital deficit of $421,958.  The working capital deficit had increased to $533,682 by June 30, 2007.  However, if the debt to Li Guomin and the unused portion of the People’s Government grant are eliminated from the calculation, the deficit is likewise eliminated, as we have only $17,379 in other liabilities. Nevertheless, in order for us to achieve full production, it will be necessary that we obtain funds for working capital.  We are currently pursuing funding opportunities.  But at the present time, we have received no commitment from any source.

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

We recorded our first sale in 2006 and recorded only one modest sale in the first six months of 2007.  To date, our marketing efforts have produced only a limited number of orders.  For this reason, we have no experience with high volume production nor a meaningful sample of customer reactions to our products.  Problems with production or marketing may occur that we have not anticipated, which would interfere with our business, and prevent us from achieving profitability.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Li Guomin, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Li concluded that the Company’s system of disclosure controls and procedures was effective as of June 30, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 6.

Exhibits

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHANG-ON INTERNATIONAL, INC.

Date: August 20, 2007

By: /s/ Li Guomin

                                           Li Guomin, Chief Executive Officer

and Chief Financial Officer

19