Form 10QSB
period 2007-09-30
Chang-On International, Inc.
filed 2007-11-14
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2007

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-52749

CHANG-ON INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

UTAH	87-0302579
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

514 No. 18 Building
Room 517, No. 18 Building
High New Technology Development
Harbin, Heilongjiang Province, People’s Republic of China
(Address of principal executive offices)

86-451-82695010
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Shares of common stock outstanding as of November 13, 2007:  67,307,366

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3 - 10

BALANCE SHEET (UNAUDITED)	3

STATEMENTS OF OPERATIONS (UNAUDITED)	4

STATEMENTS OF CASH FLOWS (UNAUDITED)	5

NOTES TO FINANCIAL STATEMENTS	6 - 10

ITEM 2. MANAGEMENT'’S DISCUSSION AND ANALYSIS	11

ITEM 3. CONTROLS AND PROCEDURES	13

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	14

SIGNATURES	14

PART I. FINANCIAL INFORMATION

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

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
BALANCE SHEETS
(UNAUDITED)

September 30, 2007

ASSETS
Current Assets
Cash (Note 4)	$2,239
Account receivable	13,412
Prepaid and other receivables	426
Inventories	35,888
Total Current Assets	51,965

Property, plant and equipment, net (Note 5)	757,171

Total Assets	$809,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$15,635
Accrued expenses	8,189
Government subsidy (Note 6)	50,975
Due to shareholders (Note 7)	602,478
Total Current Liabilities	677,277

Minority interest	44,085

Stockholders' Equity
Common stock, par value $0.001, authorized
100,000,000 shares, issue and outstanding
67,307,366 shares (Note 8)	67,307
Additional paid in capital (Note 8)	2,708,602
Deficit	(1,099,457)
Deferred Compensation (Note 9)	(1,607,500)
Accumulated comprehensive income	18,822
Stockholders' equity	87,774
Total Liabilities and Owners' Equity	$809,136

See Notes to Financial Statements.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period November 26, 2004 (inception) to September 30,
	2007	2006	2007	2006	2007

Net sales	$90	$33,696	$12,329	$33,696	$55,352
Cost of sales	(67)	(22,005)	(9,258)	(22,005)	(39,672)
Gross Profit	23	11,691	3,071	11,691	15,680

Expenses
Salaries	21,124	4,133	45,010	8,788	77,152
Transportation	1,138	439	2,490	439	5,266
Office equipment	123	1,478	389	1,979	4,609
Water, electricity and gas	18,282	148	45,349	148	54,896
Other expenses	2,827	1,079	13,897	1,605	29,272
Advertisement	65	189	65	189	555
Rent expense	-	6	-	1,923	3,811
Depreciation	15,820	12,896	46,719	16,210	86,785
R & D expense	-	-	-	-	22,578
Gain on disposal of fixed assets	(56)	-	(7,680)	-	(7,680)
Stock compensation	361,667	-	792,500	-	323,125
Intangibles writedown	-	-	-	-	241,639
Total Expenses	420,990	20,368	938,739	31,281	842,008

Loss before provision for income tax, comprehensive income and minority interest	(420,967)	(8,677)	(935,668)	(19,590)	(826,328)

Income tax provision	-	-	-	-	-

Loss before minority interest comprehensive income	(420,967)	(8,677)	(935,668)	(19,590)	(826,328)

Minority interest	23,132	3,384	55,849	7,640	196,262

Loss before comprehensive income	(397,835)	(5,293)	(879,819)	(11,950)	(630,066)

Foreign exchange gain (loss)	1,894	1,300	7,471	5,158	18,822

Net gain (loss)	$(395,941)	$(3,993)	$(872,348)	$(6,792)	$(611,244)

Basic and Fully Diluted Earnings per Share	$--	$-	$-	$-

Weighted average shares outstanding	65,307,366	61,307,366	65,307,366	61,307,366

See Notes to Financial Statements.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	For the Period November 26, 2004 (inception) to September 30, 2007

Operating Activities:
Net gain (loss)	$(872,348)	$(6,792)	$(611,244)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation (cost and expense)	47,387	16,210	90,643
Impairment loss on intangible assets	-	-	241,639
Gain on disposal of fixed assets	(7,680)	-	(7,680)
Stock issued for consulting	792,500	-	323,125
Minority interest (loss)	(55,849)	(7,640)	(196,262)
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	(6,031)	-	(13,412)
(Increase)/decrease in prepaid and other receivables	2,111	-	(426)
(Increase)/decrease in inventory	(17,306)	(7,042)	(35,888)
Increase/(decrease) in accounts payable	(55,686)	72,070	15,635
Increase/(decrease) in deferred revenue	-	2,581	-
Increase/(decrease) in accrued expenses	(2,022)	6,459	8,189
Decrease in government subsidy	-	(50,580)	(50,038)
Net cash used by operating activities	(174,924)	25,266	(235,719)

Investing Activities
Purchase of fixed assets	(106,895)	(549,346)	(709,758)
Loan to shareholders	-	-	(24,659)
Repay of loan to shareholders	-	22,129	24,659
Net cash (used) by investing activities	(106,895)	(527,217)	(709,758)

Financing Activities
Distribution to shareholders	-	(24,994)	(24,994)
Capital contribution	-	249,938	274,103
Proceeds from government subsidy	-	-	99,130
Proceeds from shareholder loans	230,283	270,114	614,186
Repay of shareholder loans	(11,708)	-	(11,708)
Net cash provided by financing activities	218,575	495,058	950,717

Effect of exchange rate changes on cash	1,414	-	(3,001)

Increase(decrease) in cash	(61,830)	(6,893)	2,239
Cash at beginning of period	64,069	103,944	-
Cash at end of period	$2,239	$97,051	$2,239

Supplemental Cash Flow Information:
Interest received (paid) during the year	$173	$253	$433
Non-Cash Financing Activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$2,400,000	$-	2,400,000

See Notes to Financial Statements.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND

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

Note 2 - GOING CONCERN

As of September 30, 2007, the Company had incurred accumulated losses of $1,099,457 from operations since inception and has limited operations. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

● Foreign Currencies Translation

The functional currency of the Company is the Renminbi (“RMB”). The accompanying financial statements have been expressed in United States dollars, the reporting currency of the Company.  The balance sheet is translated into United States dollars based on the rates of exchange ruling at the balance sheet date.  The statement of operations is translated using a weighted average rate for the period.  Translation adjustments are reflected as accumulated comprehensive income in shareholders’ equity.

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

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

● Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2007, and 2006, have been included. Readers of these financial statements should note that the interim results for the nine months period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Note 4 - CASH

Cash consists of the following:

September 30, 2007

Cash on hand	$118
Cash in bank	2,121
$2,239

Note 5 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

September 30, 2007

Machinery and Equipment	$643,251
Office Equipment	6,968
Vehicle	6,253
Construction in Progress	194,646
Less: Accumulated Depreciation	(93,947)
$757,171

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment       10%
Office Equipment                       20%
Vehicle                                         10%

Note 6 - GOVERNMENT SUBSIDY

During 2005, the Company received approximately $100,000 in a government subsidy from the Finance Department of Heilongjiang Province to be used for research and development activities. This subsidy reduces the cost of the Company’s research and development activities. Any unused portion of the subsidy has to be returned to the province. At September 30, 2007 the Company had not used $50,975 of the subsidy.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 - DUE TO SHAREHOLDERS

Due to Shareholders consists of the following:

September 30, 2007

Su, Zhensheng	$-
Li, Yukun	14,942
Li, Guomin	585,613
Zhou, Qingwei	1,923
$602,478

Su, Zensheng and Li, Yukun were shareholders of Hongbo from July 2004 to June 2006. Li Guomin had been a shareholder of Hongbo since November 2006. Zhou, Qingwei has been a shareholder of Chang-On since September 2006. Under the Agreement for the Share Exchange on December 29, 2006, Li, Guomin and Zhou, Qingwei acquired 17,400,000 and 36,600,000 shares of the Company respectively. On September 30, 2007, Li, Guomin and Zhou Qingwei hold 10,000,000 and 0 shares respectively.

Note 8 - COMMON STOCK

Under the Agreement for the Share Exchange, Gold Standard, Inc. issued to the shareholders of Chang-On 60,000,000 shares of common stock. With 1,307, 366 shares issued and outstanding before the shares exchange. On March 23, 2007, the Company filed S-8 to register 6,000,000 common shares for stock based compensation (Note 9). There is a total of 67,307,366 shares issued and outstanding for the Company as of September 30, 2007.

Note 9 - STOCK BASED COMPENSATION

On January 19, 2007, the Company entered into an agreement with Li, Yaru for legal services in PRC for a term of two years, pursuant to which the Company issued 900,000 shares of common stock in Apr 2007. The fair market value amounted to $360,000, which is being amortized over the term of the agreement.

On January 31, 2007, the Company entered into an agreement with Canyon Red Group Limited, an incorporation of British Virgin Island for advisory services on the marketing strategy and implementation of corporate identity for a term of twelve months, pursuant to which the Company issued 700,000 shares of common stock in Apr 2007. The fair market value amounted to $280,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with Mu, Shiwei for internal audit services for a term of three years, pursuant to which the Company issued 1,500,000 shares of common stock in Apr 2007. The fair market value amounted to $600,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with I &V Limited, an incorporation of British Virgin Island for advisory services on the sales and distribution channels of certain environmental friendly construction materials in Northern China for a term of eighteen months, pursuant to which the Company issued 1,000,000 shares of common stock in Apr 2007. The fair market value amounted to $400,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with Billion Profit International Holdings Limited, an incorporation of British Virgin Island for advisory services on the sales and distribution channels of certain environmental friendly construction materials in Hainan Province of China for a term of twelve months, pursuant to which the Company issued 700,000 shares of common stock in Apr 2007. The fair market value amounted to $280,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with Prospect Bright Holdings Limited, an incorporation of British Virgin Island for advisory services on the sales and distribution channels of certain environmental friendly construction materials in Northeast China for a term of twenty-four months, pursuant to which the Company issued 1,200,000 shares of common stock in Apr 2007. The fair market value amounted to $480,000, which is being amortized over the term of the agreement.

For the nine months ended September 30, 2007, $792,500 of the above stock compensation was charged to operating expenses and $1,607,500 was recorded as deferred compensation.

Note 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their value due to the short term maturity of these instruments.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 11 - GEOGRAPHIC INFORMATION

All of the Company's sales and all of the Company's long-lived assets are located in the PRC.

Note 12 - OPERATING RISK

Concentrations of credit risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions to mitigate the fact there is no deposit insurance.

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

NOTE 13 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the nine months ended September 30, 2007 and 2006.

NOTE 14 - RESTRICTED RETAINED EARNINGS

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

As used herein the terms "we", "us", "our," the “Registrant,” and the "Company" means, Chang-On International, Inc., a Utah corporation.

RESULTS OF OPERATIONS

Chang-On International is a holding company with one asset:  61% of the equity in Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a corporation organized under the laws of the People’s Republic of China.  Hongbo was organized in November 2004.  Until September 2006, it was entirely engaged in developing its technology and the factory where its products will be produced.  From September to December 2006, it completed its first sales, realizing $43,023 in revenue from the sale of SF wallboard.  In the first nine months of 2007, however, Hongbo had only one sale – for $12,239.  Because Hongbo has not yet produced significant revenue, it is still a “development stage company” for financial reporting purposes.

Our factory has now been developed to the point where we are capable of producing 1,430 tons of SF materials per year.  Full production, therefore, would yield annual revenues of approximately $900,000, based on our present quoted price of $625 per ton.  At the present time, however, our backlog of firm orders is only $400,000. We are actively engaged in negotiations with a number of large construction companies located near our plant in Harbin, China.  But we do not anticipate that full utilization of our facility will occur until December, 2007.  Until then, we will be focused on completing the build-out of our factory and organizing our marketing program.

When full production does commence, we anticipate that a number of factors will help us to achieve profitability:

•
The cost of our raw materials, relative to the resale price of our product, is modest.  We currently pay $50 to $62 per ton to have waste plastic separated from other trash for us, and we obtain coal ash free-of-charge.  We pay less than $3 per ton to have the waste products transported to our plant.  So the efficiency of our plant operations will be the primary factor in determining our gross profit.

•
Because of our low cost of production, our SF materials will be sold at prices substantially below the prices of the products they replace.  For example, our quoted price for SF material is now less than 50% of the prevailing price of PVC.  This disparity should give us flexibility to increase prices without significantly hindering sales, if our initial operations prove unprofitable.

•
Our operations are looked on with favor by the Chinese government, which has become very conscious of the need to improve the environmental condition of China.  One result of the government’s support for us has been a five year exemption from income tax.

Until the quarter ended September 30, 2007, we incurred only modest expenses. During the quarter ended June 30, 2007, however, we issued 6,000,000 shares of common stock to six consultants, who will provide us various services needed in order to implement our business plan. We recorded the fair market value of those shares ($2,400,000) as deferred compensation, a reduction to shareholders’ equity. We will amortize the deferred compensation as expenses over the lives of the six consulting agreements, which range from one to three years. In the quarter ended September 30, 2007, we incurred Stock Compensation expense in this manner totaling $361,667. We will incur similar expenses until the full deferred compensation is amortized, although the magnitude of the expense will be reduced after March 31, 2008 and again after March 31, 2009.

Until we achieve full production, we will not know with certainty whether our operations will be profitable.  In addition, in order to achieve a significant level of revenue and income, it will be necessary for us to expand our facilities and our product lines, and expansion could introduce problems that might hinder our efforts to achieve profitability.  At this time, due to the $1.6 million in deferred stock compensation that we will amortize over the next 30 months, we cannot predict when we will achieve profitable operations.  Nevertheless, our expectation at this time is that by June 2008 we will have achieved a level of operations that will enable us to report positive cash flow. To fulfill our expectation, however, it will be necessary that we obtain working capital in the near future.

Our statement of operations records an adjustment for “minority interest.” For the first nine months of 2007 the minority interest adjustment reduced our net loss by $55,849. This represents the reversal of the portion of the loss incurred by our operating subsidiary, Hongbo, that is attributable to the 39% of Hongbo in which Chang-On International has no equity interest. If Hongbo realizes income in the future, a proportionate reduction in our consolidated income will be recorded for the same reason.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income or net loss is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. For the first nine months of 2007 we recorded $7,471 in unrealized gains on foreign currency translation.

Liquidity and Capital Resources

Our operations to date have been funded primarily by contributions and loans from our shareholders. As a result, at September 30, 2007, we owed $602,478 to present and past shareholders of Hongbo, primarily to Li Guomin, our Chairman. The loans are all demand loans, which will be paid when cash flow from our operations is sufficient that repayment will not interfere with the Company’s business.

In addition to the funds provided by our shareholders, the Heilongjiang Province People’s Government provided us a grant of $100,000 to develop our factory. As of September 30, 2007, we had used $49,025 from those funds. The remaining $50,975 is recorded on our books as a liability, because we are required to repay it to the People’s Government if we do not use it as intended.

Our auditors have expressed in their report on our financial statements for the year ended December 31, 2006 substantial doubt as to our ability to continue as a going concern. Their doubt is based on the fact that our expenses exceed our revenues and the fact that at December 31, 2006, our balance sheet showed a working capital deficit of $421,958. The working capital deficit had increased to $625,312 by September 30, 2007. However, if the debt to Li Guomin and the unused portion of the People’s Government grant are eliminated from the calculation, the deficit is likewise eliminated, as we have only $23,824 in other liabilities. Nevertheless, in order for us to achieve full production, it will be necessary that we obtain funds for working capital. We are currently pursuing funding opportunities. But at the present time, we have received no commitment from any source.

Our business plan contemplates that by the end of 2007, we will have expanded our factory from its current production capacity of 1,430 tons of SF material to a full production capacity of 5,000 tons. We also plan to increase our staff from the current level of 52 employees to 200 employees. In addition, our business plan calls for investment in new product development and the organization of a marketing program. To fully achieve our goals, we anticipate a need for $6 million in additional capital.

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

We recorded our first sale in 2006 and recorded only one modest sale in the first nine months of 2007. To date, our marketing efforts have produced only a limited number of orders. For this reason, we have no experience with high volume production nor a meaningful sample of customer reactions to our products.  Problems with production or marketing may occur that we have not anticipated, which would interfere with our business, and prevent us from achieving profitability.

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

Management does not expect to hold annual meetings of shareholders in the next few years due to the expense involved. The current members of the Board of Directors were appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that the current directors will appoint them. As a result, the shareholders of Chang-On International will have no effective means of exercising control over the operations of Chang-On International.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Li Guomin, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Li concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2007 for the purposes described in this paragraph.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANG-ON INTERNATIONAL, INC.

Date: November 14, 2007	By:	/s/ Li Guomin
Li Guomin, Chief Executive Officer and Chief Financial Officer