Form 10-K
period 2007-12-31
Chang-On International, Inc.
filed 2008-03-31
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

Commission file number 000-52749

CHANG-ON INTERNATIONAL, INC. (Exact name of registrant as specified in its charter)

Utah	87-0302579
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

514 No. 18 Building	86-451-82695010
High New Technology Development	(Registrant’s telephone number, including area code)
Harbin, Heilongjiang Province, China
(Address of principal executive offices) (ZIP Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 29, 2007 (computed by reference to the latest price at which the common equity was sold; $0.555): $31,519,051

Number of common shares outstanding at March 18, 2008: 67,307,366

PART I

Item 1. Description of Business Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Chang-On" mean Chang-On International, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We were incorporated under the laws of the State of Utah as Gold Standard, Inc., on November 28, 1972 and changed our name to Chang-On International, Inc. on April 18, 2007. We are principally engaged in the business of waste recycling and reutilization in the People’s Republic of China (“China”) through our wholly owned subsidiary, Chang-On International Limited, a company incorporated under the laws of Hong Kong as a limited liability company on September 8, 2006 (“Chang-On HK”).

Chang-On HK is a holding company with one asset: 61% of the equity in Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a corporation organized under the laws of China. The remaining 39% of the registered capital of Hongbo is owned by Guomin Li (29%) and Su Yu (10%), who are members of our Board of Directors. Hongbo was incorporated in November 2004. Until September 2006, it was entirely engaged in developing its technology and the factory where its products will be produced. From September to December 2006, it completed its first sales, realizing $43,023 in revenue from the sale of its products. For the year ended December 31, 2007 we had generated revenues of $14,461. Because Hongbo has not yet produced significant revenues, it is still a “development stage company” for financial reporting purposes.

Our principal offices are located at 514, No, 18 Building, High New Technology Development, Harbin, Heilongjiang Province, China. Our fiscal year end is December 31. Both Hongbo and Chang-On HK are our majority-owned subsidiaries. Our common stock is quoted on the OTC Bulletin Board under the symbol “CAON.OB.”

During the fiscal year ended December 31, 2007 we have not been party to any bankruptcy, receivership or similar proceedings and we have not had any material reclassifications, mergers, consolidations or purchases or sales of significant amounts of our assets.

Our Business

We are the majority owner of Hongbo. Hongbo manufactures construction materials from waste products (“SF material”) and has filed eleven Chinese patents to protect their proprietary products and production techniques. Its progress toward a significant place in the construction materials industry has been recognized by both the Chinese government, which awarded Su Yu, one our directors, the “Gold Medal for Industrial Innovation Contribution,” and by the industry itself, as demonstrated by the Gold Medal awarded to Hongbo at the Hong Kong International New Technology and Product Exposition.

Hongbo’s business is the development and production of products utilizing SF synthetic material. SF material is a composite of waste plastic and coal ash. We currently obtain the waste plastic from six recycling facilities in Harbin and we obtain the coal ash from the Harbin Power Station. Hongbo removes these two burdens from the environment and transforms them into a highly variable construction material. In the process, we produce no pollution, and incur insignificant expenses relating to compliance with environmental regulations. Since our inception we have not had any shortage of availability of these waste products and we do not anticipate any shortages in the foreseeable future.

Products, Marketing and Competition

At present, Hongbo’s product line consists of wallboard used in building construction. They are also equipped to manufacture well covers using SF materials. However, the limited nature of the product line is solely a function of a lack of capital resources. Hongbo currently possesses the know-how to transform SF material into plates, tubes or section bars. With the necessary funding, they are intending to equip their production facility to produce replacements for medium density fibreboard, steel molding board, a wide range of PVC products, and plasticized steel bars. They can produce both acid-proof pipe and alkali-proof pipe with SF material – even corrosion resistant junction boxes. SF products can also be substituted, in whole or in part, for bricks, sand and cement in many construction applications. Their SF products, therefore, not only transform harmful pollutants into safe and usable products, but can replace traditional products, such as PVC-based pipes, the production of which is itself a source of pollution. Their competitive advantage comes from their proprietary, patent protected products and manufacturing process, low cost of acquisition of raw materials and the environmentally friendly nature of their construction materials.

The Hongbo factory has now been developed to the point where they are capable of producing 1,430 tons of SF materials per year. Full production, therefore, would yield annual revenues of approximately $900,000, based on the presently quoted price of $625 per ton. At the present time, however, they have firm orders for only $400,000 worth of construction material. We are actively engaged in negotiations with a number of large construction companies located near our plant in Harbin, China. We do not anticipate that full utilization of our facility will occur until January 2009. Until then, we will be focused on completing equipping our factory and organizing our marketing program.

When full production does commence, Hongbo anticipates that a number of factors will help them to achieve profitability:

  The cost of raw materials, relative to the resale price of their product, is modest. They currently pay $50 to $62 per ton to have waste plastic separated from other trash, and obtain coal ash free-of-charge. Hongbo pays less than $3 per ton to have the waste products transported to their plant.
  This is a very cost effective structure for manufacturing of constructionmaterials.
  Because of they low cost of production, Hongbo’s SF materials will be sold at prices substantially below the prices of the products they replace. For example, the quoted price for SF material is now less than 50% of the prevailing price of PVC. This disparity should provide Hongbo with the flexibility to increase prices without significantly hindering sales if the initial operations prove unprofitable.
  Hongbo’s operations are looked on with favor by the Chinese government, which has become very conscious of the need to improve the environmental condition of China. One result of the government’s support for Hongbo has been a five year exemption from income tax.

Statistics available for the year 2000 indicate that 20 millions tons of waste plastics and 200 million tons of coal ash were deposited in China in that year. The rapid expansion of the Chinese economy since 2000 has only increased this problem. The government of China, like governments worldwide, has focused their attention and resources on developing solutions to environmental problems. Hongbo’s SF technology can make a significant contribution to the process of cleaning up our landfills and environment.

Hongbo intends to market their products on the basis of their environmental benefits as well as price. Because the raw materials they use are waste products, they expect to be able to price their products at levels significantly below those of standard construction products. In addition, they intend to develop a reputation for quality through the implementation of strict quality controls to allow the business to attain profitability when direct competition in environmentally-beneficial products emerges. In order to increase the marketability of their products Hongbo has filed their application for ISO 9001 compliance certification.

Intellectual Property

The accumulation of patents by Hongbo should also provide a significant competitive advantage in the future. Currently they hold twelve patents separate Chinese patents for proprietary products and manufacturing processes, including patents for:

  solidified SF board;
  temperature controlling board;
  SF material well cover and base;
  pressing and injection method for the manufacture of SF material; and
  method of calculation while manufacturing combined materials.

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

Research and Development

We have not had any expenses associated with research and development for the fiscal year ended December 31, 2007.

Employees

We currently have 52 employees. All of our employees are employed on a full time basis.

Subsidiaries

We have one wholly owned subsidiary and one majority owned subsidiary. Our wholly owned subsidiary is Chang-On International Limited, a company incorporated under the laws of Hong Kong as a limited liability company on September 8, 2006 (“Chang-On HK”). Chang-On HK, in turns, owns 61% of the share capital of Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a corporation organized under the laws of China and our majority owned subsidiary. The remaining 39% of the registered capital of Hongbo is owned by Guomin Li (29%) and Su Yu (10%), who are members of our Board of Directors. Hongbo was incorporated in November 2004.

Legislation and Government Regulation

The national, provincial and local governments in the People’s Republic of China are highly bureaucratized. The day-to-day operations of our business require frequent interaction with representatives of the Chinese government institutions. The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting. Significant delays can result from the need to obtain governmental approval of our activities. These delays can have an adverse effect on the profitability of our operations. In addition, compliance with regulatory requirements applicable to organic farming and production may increase the cost of our operations, which would adversely affect our profitability. So far, the government has been very supportive of our technology and has provided us with a $100,000 grant as well as a five year exemption from income tax.

Environment

We are subject to China’s national Environmental Protection Law, which was enacted on December 26, 1989, as well as a number of other national and local laws and regulations regulating air, water, and noise pollution and setting pollutant discharge standards. Violation of such laws and regulations could result in warnings, fines, orders to cease operations, and even criminal penalties, depending on the circumstances of such violation. We believe that all manufacturing operations comply with applicable environmental laws, including those laws relating to air, water, and noise pollution.

Patent Protection in China

China’s intellectual property protection regime is consistent with those of other modern industrialized countries. China has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. China is also a signatory to most of the world’s major intellectual property conventions, including:

  Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);
  Paris Convention for the Protection of Industrial Property (March 19, 1985);
  Patent Cooperation Treaty (January 1, 1994); and
  The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

Patents in China are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2001 and 2003, respectively.

China is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

The Patent Law covers three kinds of patents: patents for inventions, utility models and designs respectively. The Chinese patent system adopts the principle of first to file. This means that, where more than one person files a patent application for the same invention, a patent can only be granted to the people who first filed the application. Consistent with international practice, China only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it should not be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

Chinese law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One rather broad exception to this, however, is that, where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in a reasonable period of time, China State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license. A compulsory license also can be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people’s court. SIPO, however, has not granted any compulsory license up to now.

Chinese law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a Chinese local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. A preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures also are available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may also be fined by the Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000, or approximately $71,255.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 514 No. 18 Building, High New Technology Development, Harbin, Heilongjiang Province, China. We paid $519 for the use of our offices for the year ended December 31, 2007. Hongbo’s production facility is located in leased premises at 8 Ha Ping Fu Road, in the Dongli District of Harbin. The lease calls for annual rental payments of approximately $17,500, plus charges for water, electricity, gas and communications lines.

Item 3. Legal Proceedings

As of March 31, 2008, we are not party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4. Submission of Matters to a Vote of Security Holders

On March 29, 2007 we held a special meeting of our shareholders at the Courtyard Tarrytown Greenburgh, 475 White Plains Road, Tarrytown, NY 10591 at 11:00 a.m. local time. During this meeting we received approval from the holders of 60% (37,016,121 out of 61,307,366) of our common stock to change our name from Gold Standard, Inc. to Chang-On International, Inc and to pass a resolution which gave us permission to take action by the written consent of the holders of a majority of the voting power in lieu of holding a meeting. Holders of 15,060 shares of our common stock voted against the name change.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board, under the trading symbol “CAON.OB”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
Fourth Quarter, 2007	$0.30	$0.09
Third Quarter, 2007	$0.65	$0.27
Second Quarter, 2007	$0.80	$0.30
First Quarter, 2007	$0.94	$0.25
Fourth Quarter, 2006	$1.10	$0.15
Third Quarter, 2006	$1.04	$0.08
Second Quarter, 2006	$1.67	$0.66
First Quarter, 2006	$3.75	$0.50

Holders

As of March 18, 2008, there were 5,980 holders of record of our common stock.

Dividends

For the two most recent fiscal years we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

On March 31, 2007 we filed a Form S-8 registration statement on which we registered 6,000,000 shares of our common stock under our 2007 Equity Incentive Plan. The following table summarizes the remaining securities to be issued under our 2007 Equity Incentive Plan as of December 31, 2007:

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	0	0	0
Equity compensation
plans not approved
by security holders	0	0	0
Total	0	0	0

Our 2007 Equity Incentive Plan, implemented on March 13, 2007 provided for the issuance of up to 6,000,000 shares of our common stock to employees, directors or consultants for the provision of services. As of December 31, 2007, we had issued all 6,000,000 common shares available under our 2007 Equity Incentive Plan.

Recent Sales of Unregistered Securities

From January 1, 2007 to December 31, 2007, we did not make any sales of unregistered securities.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Liquidity and Capital Resources

As of December 31, 2007, we had cash of $7,380 and a working capital deficit of $666,698. Our accumulated deficit was $1,711, 403 at December 31, 2007. Our net loss of $1,696,394 since November 26, 2004 (inception) to December 31, 2007 was mostly funded by our equity financing and shareholder loans. During the fiscal year ended December 31, 2007, we did not raise any funds from equity financing. During the fiscal year ended December 31, 2007 our cash position decreased by $56,689, mainly due to a decrease in capital raising operations.

We used net cash of $221,935 in operating activities for the fiscal year ended December 31, 2007 compared to net cash of $72,250 in operating activities for the same period in 2006. This increase in cash used was due to an increase in operations and consequent increases in cash used for payment of salaries and utilities. We used net cash of $105,403 in investing activities for the fiscal year ended December 31, 2007 compared to net cash of $542,185 for the same period in 2006. This substantial decrease was due to a smaller amount of equipment purchases for our factory.

We received net cash of $246,433 from financing activities for the fiscal year ended December 31, 2007 entirely in the form of shareholder loans. Comparatively we received $578,984 for the same period in 2006, due to proceeds from the sale of equity securities as well as shareholder loans. During the fiscal year ended December 31, 2007 our monthly cash requirement was approximately $18,495, compared to approximately $6,021 for the same period in 2006.

The effect of exchange rates on cash was an increase in cash of $24,216 for the fiscal year ended December 31, 2007. The effect of exchange rates on cash was a decrease in cash of $4,424 for the fiscal year ended December 31, 2006.

We expect to require a total of approximately $1,180,000 set out as follows to fully carry out our business plan over the next twelve months beginning April 2008. Our expenditures for the next twelve months include:

Description	Estimated Expenses ($)
Research and development costs for further products and manufacturing processes	250,000
Consulting fees (including legal and auditing fees)	100,000
Rent expenses	20,000
Marketing expenses	400,000
Investor relations costs	80,000
Equipment purchases for Hongbo’s factory	350,000
Other administrative expenses	80,000
Total	1,180,000

We do not anticipate enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize. There is no assurance we will achieve profitable operations. We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and affiliates in exchange for debt and/or common stock. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity.

We estimate that we require an additional financing of approximately $1,180,000 to carry out our planned business operations and expansion over the next 12 months.

We intend to meet the balance of our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements. Currently we are active in contacting broker/dealers in North America and elsewhere regarding possible financing arrangements. However, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. If we are unsuccessful in raising enough money, we may not fully carry out our business plan.

Results of Operations

Revenues

Our total revenues decreased $28,562 from $43,023 for the fiscal year ended December 31, 2006 to $14,461 for the fiscal year ended December 31, 2007 entirely from sales of our SF construction materials. The decrease in total revenues was due to our decreased product sales. As we are a development stage company, our revenue streams are not established and thus our product sales are unstable. Since November 26, 2004 to December 31, 2007 we generated total revenues of $57,484.

Net Loss

We incurred net loss of $1,491,781 for the fiscal year ended December 31, 2007, compared to net loss of $55,183 for the same period in 2006. The increase of $1,436,598 in net loss was largely the result of increased stock-based compensation and fixed asset impairment during the fiscal year ended December 31, 2007. Since November 26, 2004 to December 31, 2007, we incurred net loss of $1,703,354.

Our net loss per share was $0.02 for the fiscal year ended December 31, 2007 compared to $nil for the same period in 2006 and $0.03 for the period from November 26, 2004 to December 31, 2007

Expenses

Our total operating expenses increased $1,598,072 to $1,701,145 for the fiscal year ended December 31, 2007 from $103,073 for the same period in 2006. The significant increase in total operating expenses was mainly due to increased stock based compensation, fixed assets impairment and increased operations which resulted in higher salary and utilities payments.

Since November 26, 2004 to December 31, 2007 our total operating expenses were $2,065,740, including $1,169,167 in stock-based compensation, $85,062 in salaries, $68,534 in utilities and $22,578 in research and development.

Our salary payments increased $27,475 to $52,920 for the fiscal year ended December 31, 2007 from $25,445 for the same period in 2006. The increase in salaries was due to more extensive operations and increased amount of time our employees spent on duties connected to our day to day operations.

Our utilities expenses increased $49,440 to $58,987 for the fiscal year ended December 31, 2007 from $9,547 for the same period in 2006. The increase in utilities was due to more extensive operations.

Going Concern

Our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products on a timely and cost-effective basis, respond to competitive developments and emerging industry standards, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

We are seeking equity financing to provide for the capital required to market our software and fully carry out our business plan. We cannot guarantee we will be successful in our business operations. A critical component of our operating plan impacting our continued existence is our ability to obtain additional capital through additional equity and/or debt financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

We have generated limited revenues and incurred significant operating losses from operations. Since we anticipate we will expand operational activities, we may continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through equity securities’ offerings and bank borrowings to the extent necessary to provide working capital. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives.

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, curtail or cease our operations.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The following financial statements and the footnotes thereto are included in the section beginning on page F-1 at the end of this Annual Report on Form 10-K.

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006.

3.	Consolidated Statements of Operations for each of the two years ended December 31, 2007 and December 31, 2006.

4.	Consolidated Statements of Stockholder’s Equity and Comprehensive Income for each of the two years ended December 31, 2007 and December 31, 2006.

5.	Consolidated Statements of Cash Flows for each of the two years ended December 31, 2007 and December 31, 2006.

6.	Notes to Consolidated Financial Statements

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The accounting firm of Kempisty & Co, Certified Public Accountants, audited our financial statements for the year ended December 31, 2007.

On December 29, 2006 we completed a reverse merger in which the shareholders of Chang-On HK received a majority of our capital stock in exchange for the outstanding capital stock of Chang-On HK. At the time of the reverse merger, Kempisty & Company, CPAs, P.C. was the auditor of record for Chang-On HK and for its subsidiary, Hongbo. Accordingly, by reason of the reverse merger, Kempisty & Company, CPAs, P.C. became our principal independent accountant. Therefore, on March 12, 2007 our Board of Directors dismissed HJ & Associates, LLC from its position as the principal independent accountant for Gold Standard, Inc.

The audit report of HJ & Associates, LLC on Gold Standard, Inc.’s financial statements for the years ended October 31, 2006 and 2005 contained a modification expressing substantial doubt about our ability to continue as a going concern. The audit report of HJ & Associates, LLC for the years ended October 31, 2006 and 2005 did not contain any other adverse opinion or disclaimer of opinion or qualification other than the modification noted above. HJ & Associates, LLC did not, during the applicable periods, advise us of any of the enumerated items described in Item 304(a)(1)(iv) of Regulation S-B.

Item 9A. Controls and Procedures

Not Applicable.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant's assets that could have a material effect on the financial statements.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Management conducted a walk through of the procedures and controls documented in this memo or relied on personal knowledge where no walk through was possible in order to test the effectiveness of our internal control over financial reporting.

Management believes that our internal control over financial reporting is effective at preventing or detecting a material misstatement in the financial statements.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

We did not change our internal control over financial reporting during our last fiscal quarter of 2007 in connection with the results of Management’s report, nor have we made any changes to our internal control over financial reporting as of March 31, 2008.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of our executive officers and directors as of December 31, 2007.

Name and Age	Position(s) Held in	Tenure	Other Directorships
	Chang-On International, Inc.		Held by Director
Lu Guomin, 47	Director, President,	From December 29, 2006 to present	None
Chief Executive
Officer, Chief
Financial Officer
Su Yu, 31	Director	From December 29, 2006 to present	None
Zhou Qingwei, 47	Director	From December 29, 2006 to present	None

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within our Bylaws, as pertaining to vacancies, shall hold office until a successor is elected and qualified. There any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Guomin Li. From 2004 to the present, Mr. Li has been Chairman of Harbin Hongbo Environment Protection Material Ltd., a company that manufactures building materials from waste products. From 2001 to 2004, Mr. Li was Vice Manager of Neimengu Changan Joint Stock Company, a wood processing company. Mr. Li was awarded an undergraduate degree in wood studies from the Northeast Forest University; and in 1986 he was awarded a degree in Business Administration from the Harbin Broadcasting University.

Su Yu. From 2004 to the present, Mr. Su has been Manager of Harbin Hongbo Environment Protection Material Ltd. From 2002 to 2004 Mr. Su was the Chief Executive Officer of Harbin Success Engineering Material Ltd. From 2000 to 2002 Mr. Su was a Superintendent with managerial responsibilities at the Harbin Zhongtian Environment Protect Technology and Innovation Institute.

Zhou Qingwei. In 2006 Mr. Zhou assumed the role of Director of Chang-On HK, which is the holding company for Hongbo. From 2000 to 2005, Mr. Zhou was Vice Manager of Neimengu Changan Joint Stock Company, a wood processing company. Mr. Zhou holds an undergraduate degree from the Harbin Science and Technology Employee University.

Significant Employees

Other than the senior officers described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all necessary Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2007 were filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to implement a code of ethics.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of, and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not presently need an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Item 11. Executive Compensation

The following table sets forth, as of December 31, 2007, compensation awarded to our Principal Executive Officer (PEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name
and						Non-Equity	Nonqualified
principal				Stock	Option	Incentive Plan	Deferred	All Other
position		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
(a)	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Guomin Li	2006	300	0	0	0	0	0	0	300
	2007	0	0	0	0	0	0	0	0

(1) Guomin Li is our President, Director, Chief Executive Officer, Chief Financial Officer

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

We do not pay members of the Board of Directors any fees for attendance at the Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of March 31, 2008 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March18, 2008 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of March 18, 2008, there were 67,307,366 common shares issued and outstanding. We did not have any options or warrants issued and outstanding.

Name and Address of	Title of Class	Amount and	Percent of
Beneficial Owner		Nature of	Class (2)
		Beneficial	(%)
		Ownership (1)
		(#)
Guomin Li (3)	Common	10,000,000	15
514 No 18 Building, High New
Technology Development,
Heilongjiang Province, China
Qingwei Zhou (4)	Common	0	0
514 No 18 Building, High New
Technology Development,
Heilongjiang Province, China
Su Yu (5)	Common	0	0
514 No 18 Building, High New
Technology Development,
Heilongjiang Province, China
All Officers and Directors as a Group	Common	10,000,000	15

(1) The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Based on 67,307,366 issued and outstanding shares of common stock as of March 18, 2008

(3) Guomin Li is our director, President, Chief Executive Officer and Chief Financial Officer.

(4) Qingwei Zhou is our director.

(5) Su Yu is our director.

Item 13. Certain Relationships, Related Transactions and Director Independence

As at December 31, 2007 we owed $639,699 as a shareholder loan to Guomin Li, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director. There are no terms to this loan.

As at December 31, 2007 we owed $1,923 as a shareholder loan to Qingwei Zhou, our director. There are not terms to this loan.

Other than the above, wee have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Director Independence

The OTC Bulletin Board on which our common stock is listed on does not have any director independence requirements.

We also do not currently have a definition of independence as the substantial majority of our directors are also employed in management positions as our officers. Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Kempisty & Co, CPA for the audit of our annual financial statements for the year ended December 31, 2007 and 2006 and any other fees billed for other services rendered by Kempisty & Co, CPA during these periods. Audit fees include the fee for the quarterly review of Form 10-QSB. All fees are paid by US dollars.

	Year Ended December 31, 2006	Year Ended December 31, 2007
Audit fees	$37,500	$32,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$37,500	$32,500

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors acted as our Audit Committee during the fiscal year ended December 31, 2007 and pre-approved all audit related services in the fiscal year ended December 31, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
21	Subsidiaries

Chang-On International Limited, a company incorporated under the laws of Hong Kong as a limited liability company on September 8, 2006

Harbin Hongbo Environment Protection Material, Inc., a corporation organized under the laws of China in November 2004.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Included as an exhibits to our Form 10-KSB filed for the year ended December 31, 1999.
(2)	Included as an exhibit to our Current Report on Form 10-KSB dated June 22, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Chang-On International, Inc. By: /s/ Guomin Li
Date: March 31, 2008	Guomin Li President, Chief Executive Officer Chief Financial Officer, Principal Accounting Officer, Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guomin Li	President, Chief Executive	March 31, 2008
Guomin Li	Officer, Chief Financial Officer,
Principal Accounting Officer, Director

/s/ Su Yu	Director	March 31, 2008
Su Yu

/s/ Zhou Qingwei	Director	March 31, 2008
Zhou Qingwei

CHANG ON INTERNATIONAL, INC. and SUBSIDIARIES

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE – SUITE 1003 – NEW YORK, NY 10038 – TEL (212) 406-7272 – FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders of
Chang-On International, Inc. and Subsidiaries
(A development stage company)

We have audited the accompanying consolidated balance sheet of Chang-On International, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2007 and 2006. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chang-On International, Inc. (a development stage company) as of December 31, 2007, and the consolidated results of operations and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated limited revenue and has incurred accumulated losses of $1,711,403 and $219,622 on December 31, 2007 and 2006 from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company,
Certified Public Accountants, P.C.
New York, New York
March 10, 2008

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
BALANCE SHEET

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash (Note 4)	$ 7,380	$ 64,069
Account receivable	-	7,381
Prepaid and other receivables	960	2,537
Inventories	50,702	18,582
Total Current Assets	59,042	92,569
Property, plant and equipment, net (Note 5)	400,965	689,517
Total Assets	$ 460,007	$ 782,086
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$ 15,059	$ 71,321
Accrued expenses	1,143	10,211
Government subsidy (Note 6)	52,521	49,092
Due to shareholders (Note 7)	657,017	383,903
Total Current Liabilities	725,740	514,527
Minority interest	(106,366)	99,921
Stockholders' Equity
Common stock, par value $0.001, authorized
100,000,000 shares, issue and outstanding
67,307,366 shares (Note 8)	67,307	61,307
Additional paid in capital	2,708,602	314,602
Deficit accumulated during the development stage	(1,711,403)	(219,622)
Deferred Compensation (Note 9)	(1,230,833)	-
Accumulated comprehensive income	6,960	11,351
Stockholders' equity	(159,367)	167,638
Total Liabilities and Owners' Equity	$ 460,007	$ 782,086

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
			November 26,
	For the Year Ended		2004 (inception)
	December 31,		to December 31,
	2007	2006	2007
Net sales	$ 14,461	$ 43,023	$ 57,484
Cost of sales	(11,383)	(30,414)	(41,797)
Gross profit	3,078	12,609	15,687
Expenses
Salaries	52,920	25,445	85,062
Transportation	1,849	2,776	4,625
Office equipment	519	2,916	4,739
Water, electricity and gas	58,987	9,547	68,534
Other expenses	15,436	9,364	30,811
Advertisement	66	490	556
Rent expense	-	1,932	3,811
Depreciation	62,944	28,025	103,010
R & D expense	-	22,578	22,578
Repairs and maintenance	1,025	-	1,025
Gain on disposal of fixed assets	(7,730)	-	(7,730)
Stock compensation	1,169,167	-	1,169,167
Fixed assets impairment	345,962	-	337,913
Intangibles writedown	-	-	241,639
Total Expenses	1,701,145	103,073	2,065,740
Loss before provision for income
tax, comprehensive income and
minority interest	(1,698,067)	(90,464)	(2,050,053)
Income tax provision	-	-	-
Loss before minority interest
comprehensive income	(1,698,067)	(90,464)	(2,050,053)
Minority interest	206,286	35,281	346,699
Loss before comprehensive income	(1,491,781)	(55,183)	(1,703,354)
Foreign exchange gain (loss)	(4,391)	8,019	6,960
Net loss	$ (1,496,172)	$ (47,164)	$ (1,696,394)
Basic and Fully Diluted Earnings per	$ (0.02)	$ -	$ (0.03)
Weighted average shares outstanding	65,975,859	60,000,000	61,928,548

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
FOR THE YEAR ENDED DECEMBER 31, 2007
	Common Stock		Additional			Accumulated
	$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Total
Balance November 26, 2004	-	$ -	$ -	$ -	$ -	$ -	$ -
Capital contribution	-	-	238,693	-	-	-	238,693
Loss from operations	-	-	-	(150,633)	-	-	(150,633)
Comprehensive loss	-	-	-	-	-	(9)	(9)
Balance December 31, 2004	-	-	238,693	(150,633)	-	(9)	88,051
Loss from operations	-	-	-	(13,806)	-	-	(13,806)
Comprehensive loss	-	-	-	-	-	3,341	3,341
Balance December 31, 2005	-	-	238,693	(164,439)	-	3,332	77,586
Capital contribution in Hongbo
before reverse merger	-	-	152,462	-	-	-	152,462
Distribution in Hongbo
before reverse merger	-	-	(15,246)	-	-	-	(15,246)
Chang-On Internatioal Ltd's
Issuance of common stock in
exchange for Hongbo's capital	1	0.13	-	-	-	-	-
Common stock issued for
acquisition of Chang-On
International, Ltd.
(reverse merger)	60,000,000	60,000	(60,000)	-	-	-	-
Chang-On International , Ltd.
share exchange	(1)	(0.13)	-	-	-	-	-
Reverse merger adjustment	1,307,366	1,307	(1,307)	-	-	-	-
Loss from operations	-	-	-	(55,183)	-	-	(55,183)
Comprehensive income	-	-	-	-	-	8,019	8,019
Balance December 31, 2006	61,307,366	61,307	314,602	(219,622)	-	11,351	167,638
Loss from operations	-	-	-	(1,491,781)	-	-	(1,491,781)
Comprehensive income	-	-	-	-	-	(4,391)	(4,391)
Stock issued in exchange for
consulting services	6,000,000	6,000	2,394,000	-	(1,230,833)	-	1,169,167
Balance December 31, 2007	67,307,366	$ 67,307	$ 2,708,602	$ (1,711,403)	$ (1,230,833)	$ 6,960	$ (159,367)
* The reverse merger adjustment represents the recording of minority shareholders' shares outstanding at the time of the reverse merger. See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			For the Period
			November 26,
	Year Ended		2004 (inception)
	December 31,		to December 31,
	2007	2006	2007
Operating Activities:
Net loss	$ (1,496,172)	$ (47,164) $	(1,696,394)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	63,617	31,215	106,873
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	345,962	-	337,913
Gain on disposal of fixed assets	(7,730)	-	(7,730)
Stock compensation	1,167,167	-	1,167,167
Minority interest (loss)	(206,286)	(35,281)	(346,699)
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	7,381	(7,381)	-
(Increase)/decrease in prepaid and other receivables	1,577	(2,537)	(960)
(Increase)/decrease in inventory	(32,120)	(18,582)	(50,702)
Increase/(decrease) in accounts payable	(56,263)	71,321	15,058
Increase/(decrease) in accrued expenses	(9,068)	(13,803)	1,143
Decrease in government subsidy	-	(50,038)	(50,038)
Net cash used by operating activities	(221,935)	(72,250)	(282,730)
Investing Activities
Purchase of fixed assets	(105,403)	(566,844)	(708,266)
Loan to shareholders	-	-	(24,659)
Repay of loan from shareholders	-	24,659	24,659
Net cash (used) by investing activities	(105,403)	(542,185)	(708,266)
Financing Activities
Distribution to shareholders	-	(24,994)	(24,994)
Capital contribution	-	249,938	274,103
Proceeds from government subsidy	-	-	99,130
Proceeds from shareholder loans	258,732	354,040	642,635
Repay of loan to shareholders	(12,299)	-	(12,299)
Net cash provided by financing activities	246,433	578,984	978,575
Effect of exchange rate changes on cash	24,216	(4,424)	19,801
Increase(decrease) in cash	(56,689)	(39,875)	7,380
Cash at beginning of period	64,069	103,944	-
Cash at end of period	$ 7,380	$ 64,069	$ 7,380
Supplemental Cash Flow Information:
Interest received (paid) during the year	$ 259	$ 259	$ 260
Non-cash financing activities:
Contribution of patent for equity	$ -	$ -	$ 241,639
Contribution of fixed assets for equity	$ -	$ -	$ 125,497
Stock issued in exchange for consulting services	$ 2,400,000	$ -	$ 2,400,000

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
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

Note 2- GOING CONCERN

As of December 31, 2007 and 2006, the Company had incurred accumulated losses of $1,711,403 and $219,622 from operations since inception and has limited operations. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

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

  CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

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

   Fair Value of Financial Instruments

  The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2007, due to the relatively short-term nature of these instruments. Unless otherwise noted, it is management opinion that the Company is not exposed to significant interest, currency or credit risk arising from those financial instruments.

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

  CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

   New Accounting Pronouncements

  In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

  On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

  On December 4, 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

  Note 4- CASH

Cash consists of the following:	December 31,	December 31,
	2007	2006
Cash on hand	$ 5,246	$ 6,652
Cash in bank	2,134	57,417
	$ 7,380	$ 64,069

  CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

Note 5- PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment consist of the following:

	December 31,	December 31,
	2007	2006
Machinery and Equipment	$ 241,322	$ 637,981
Office Equipment	7,179	6,711
Vehicle	6,443	6,022
Construction in Progress	199,056	89,447
Less: Accumulated Depreciation	(53,035)	(50,644)
	$ 400,965	$ 689,517

  Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

  Note 6- GOVERNMENT SUBSIDY

  During 2005, the Company received approximately $100,000 in a government subsidy from the Finance Department of Heilongjiang Province to be used for research and development activities. This subsidy reduces the cost of the Company’s research and development activities. Any unused portion of the subsidy has to be returned to the province. At December 31, 2007 and 2006 the Company had not used $52,521 and $49,092 of the subsidy respectively.

  Note 7- DUE TO SHAREHOLDERS

Due to Shareholders consists of the following:
	December 31,	December 31,
	2007	2006
Li, Yukun	$ 15,395	$ 14,390
Li, Guomin	639,699	356,096
Su, Zhensheng	-	1,065
Neimenggu Chang An	-	10,430
Zhou, Qingwei	1,923	1,922
	$ 657,017	$ 383,903

  CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

  Li Guomin had been a shareholder of Hongbo since November 2006. Zhou, Qingwei has been a shareholder of Chang-On since September 2006. Under the Agreement for the Share Exchange on December 29, 2006, Li, Guomin and Zhou, Qingwei acquired 17,400,000 and 36,600,000 shares of Gold Standard, Inc. respectively.

  Note 8- COMMON STOCK

  Under the Agreement for the Share Exchange, Gold Standard, Inc. issued to the shareholders of Chang-On 60,000,000 shares of common stock. With 1,307, 366 shares issued and outstanding before the shares exchange. On March 23, 2007, the Company filed S-8 to register 6,000,000 common shares for stock based compensation (Note 9). There is a total of 67,307,366 and 61,307,366 shares issued and outstanding for the Company as of December 31, 2007 and 2006 respectively.

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

  For the year ended December 31, 2007, $1,169,167 of the above stock compensation was charged to operating expenses and $1,230,833 was recorded as deferred compensation.

  CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

  Note 10- INCOME TAX

  PRC Income Tax Law and various local income tax laws, pursuant to which the Company generally is subject, requires an income tax at an effective rate of 33% (30% national income tax and 3% local income tax) on income as reported in its statutory financial statement after appropriate tax adjustment.

  The Company’s Hong Kong effective tax rate for the year ended December 31, 2007 and 2006 was 17.5%

  The provision for income taxes consists of the following:

For the Year Ended
December 31,
	2007	2006
Provision for PRC income tax	$ -	$ -
Provision for Hong Kong income tax	-	-
Provision for US income tax	-	-
Total provision for income taxes	$ -	$ -

  The following table reconciles the PRC and Hong Kong statutory rates to the Company’s effective tax rate:

	For the Year Ended
	December 31,
	2007	2006
PRC
China income taxes	33.00%	33.00%
Deferred tax benefit due to loss	-33.00%	-33.00%
Effective income tax rate	0.00%	0.00%
Hong Kong
China income taxes	17.50%	17.50%
Deferred tax benefit due to loss	-17.50%	-17.50%
Effective income tax rate	0.00%	0.00%

  CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

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

  NOTE 13- EMPLOYEE BENEFIT PLAN

  Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the year ended December 31, 2007 and 2006.

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