Form 10-K/A
period 2007-12-31
Chang-On International, Inc.
filed 2008-05-20
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment #1

[ x ] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF

1934 For the transition period from ___________to ___________.

Commission file number 001-08397

CHANG-ON INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0302579
(State or Other Jurisdiction of Incorporation of	(I.R.S. Employer Identification No.)
Organization)
514 No. 18 Building	86-451-82695010
High New Technology Development
Harbin, Heilongjiang Province, China
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including
area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [   ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((¡ì229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer        Accelerated filer      Non-accelerated filer      Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No [ X ]

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

Restatement

According to US GAAP, if loss associated with the minority interest in a subsidiary is more than minority interest’s equity capital, the excess and any later loss applicable to minority interest are charged to the parents. However, in our previously filed Form 10-K, minority interest on December 31, 2007 was included into debit balance. Accordingly, we restated our minority interest from ($106,366) to $0 in our balance sheet as of December 31, 2007 and our loss attributed to minority interest from $206,286 to 99,920 in our statement of operations for the fiscal year ended December 31, 2007.

The adjustment resulted in a corresponding decrease of $106,366 in the shareholders’equity as of December 31, 2007 and in net income for the year ended December 31, 2007. Please see the detailed information as discussed in Note 1.

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

Chang-On HK is a holding company with one asset: 61% of the equity in Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a corporation organized under the laws of China. The remaining 39% of the registered capital of Hongbo is owned by Guomin Li (29%) and Su Yu (10%), who are members of our Board of Directors. Hongbo was incorporated in November 2004. Until September 2006, it was entirely engaged in developing its technology and the factory where its products will be produced. From September to December 2006, it completed its first sales, realizing $43,023 in revenue from the sale of its products. For the year ended December 31, 2007 we had generated revenues of $14,461. Because Hongbo has not yet produced significant revenues, it is still a “development stage company”for financial reporting purposes.

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

Our Business

We are the majority owner of Hongbo. Hongbo manufactures construction materials from waste products (“SF material”) and has filed eleven Chinese patents to protect their proprietary products and production techniques. Its progress toward a significant place in the construction materials industry has been recognized by both the Chinese government, which awarded Su Yu, one our directors, the “Gold Medal for Industrial Innovation Contribution,”and by the industry itself, as demonstrated by the Gold Medal awarded to Hongbo at the Hong Kong International New Technology and Product Exposition.

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

Products, Marketing and Competition

At present, Hongbo’s product line consists of wallboard used in building construction. They are also equipped to manufacture well covers using SF materials. However, the limited nature of the product line is solely a function of a lack of capital resources. Hongbo currently possesses the know-how to transform SF material into plates, tubes or section bars. With the necessary funding, they are intending to equip their production facility to produce replacements for medium density fibreboard, steel molding board, a wide range of PVC products, and plasticized steel bars. They can produce both acid-proof pipe and alkali-proof pipe with SF material –even corrosion resistant junction boxes. SF products can also be substituted, in whole or in part, for bricks, sand and cement in many construction applications. Their SF products, therefore, not only transform harmful pollutants into safe and usable products, but can replace traditional products, such as PVC-based pipes, the production of which is itself a source of pollution. Their competitive advantage comes from their proprietary, patent protected products and manufacturing process, low cost of acquisition of raw materials and the environmentally friendly nature of their construction materials.

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

When full production does commence, Hongbo anticipates that a number of factors will help them to achieve profitability:

The cost of raw materials, relative to the resale price of their product, is modest. They currently pay $50 to $62 per ton to have waste plastic separated from other trash, and obtain coal ash free-of- charge. Hongbo pays less than $3 per ton to have the waste products transported to their plant. This is a very cost effective structure for manufacturing of construction materials.

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

Patent Protection in China

China’s intellectual property protection regime is consistent with those of other modern industrialized countries. China has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. China is also a signatory to most of the world’s major intellectual property conventions, including:

- Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

- Paris Convention for the Protection of Industrial Property (March 19, 1985);

- Patent Cooperation Treaty (January 1, 1994); and

- The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

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

Chinese law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a Chinese local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. A preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures also are available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may also be fined by the Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000, or approximately $71,255.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board, under the trading symbol “CAON.OB” The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

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

Liquidity and Capital Resources

As of December 31, 2007, we had cash of $7,380 and a working capital deficit of $666,698. Our accumulated deficit was $1,817,769 at December 31, 2007. Our net loss of $1,817,769 since November 26, 2004 (inception) to December 31, 2007 was mostly funded by our equity financing and shareholder loans. During the fiscal year ended December 31, 2007, we did not raise any funds from equity financing. During the fiscal year ended December 31, 2007 our cash position decreased by $56,689, mainly due to a decrease in capital raising operations.

We used net cash of $217,544 in operating activities for the fiscal year ended December 31, 2007 compared to net cash of $80,269 in operating activities for the same period in 2006. This increase in cash used was due to an increase in operations and consequent increases in cash used for payment of salaries and utilities. We used net cash of $105,403 in investing activities for the fiscal year ended December 31, 2007 compared to net cash of $542,185 for the same period in 2006. This substantial decrease was due to a smaller amount of equipment purchases for our factory.

We received net cash of $246,433 from financing activities for the fiscal year ended December 31, 2007 entirely in the form of shareholder loans. Comparatively we received $578,984 for the same period in 2006, due to proceeds from the sale of equity securities as well as shareholder loans. During the fiscal year ended December 31, 2007 our monthly cash requirement was approximately $27,000, compared to approximately $52,000 for the same period in 2006.

The effect of exchange rates on cash was an increase in cash of $19,825 for the fiscal year ended December 31, 2007. The effect of exchange rates on cash was an increase in cash of $3,595 for the fiscal year ended December 31, 2006.

We expect to require a total of approximately $1,180,000 set out as follows to fully carry out our business plan over the next twelve months beginning April 2008. Our expenditures for the next twelve months include:

Estimated
Description	Expenses ($)
Research and development costs for further products and manufacturing processes	250,000
Consulting fees (including legal and auditing fees)	100,000
Rent expenses	20,000
Marketing expenses	400,000
Investor relations costs	80,000
Equipment purchases for Hongbo’s factory	350,000
Other administrative expenses	80,000
Total	1,180,000

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

Net Loss

We incurred net loss of $1,598,147 for the fiscal year ended December 31, 2007, compared to net loss of $55,183 for the same period in 2006. The increase of $1,542,964 in net loss was largely the result of increased stock-based compensation and fixed asset impairment during the fiscal year ended December 31, 2007. Since November 26, 2004 to December 31, 2007, we incurred net loss of $1,817,769.

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

Since November 26, 2004 to December 31, 2007 our total operating expenses were $2,073,789, including $1,169,167 in stock-based compensation, $85,062 in salaries, $68,534 in utilities and $22,578 in research and development.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

CHANG ON INTERNATIONAL, INC. and SUBSIDIARIES

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE –SUITE 1003 –NEW YORK, NY 10038 –TEL (212) 406-7272 –FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders of
Chang-On International, Inc. and Subsidiaries
(A development stage company)

We have audited the accompanying consolidated balance sheet of Chang-On International, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’equity and cash flows for the years ended December 31, 2007 and 2006. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, cash flows, and shareholders' equity for the year then ended have been restated.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated limited revenue and has incurred accumulated losses of $1,817,769 and $219,622 on December 31, 2007 and 2006 from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company,
Certified Public Accountants, P.C.
New York, New York
March 10, 2008 (Except for Note 1, May 19, 2008)

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(Restated)
ASSETS
Current Assets
Cash (Note 4)	$7,380	$64,069
Account receivable	-	7,381
Prepaid and other receivables	960	2,537
Inventories	50,702	18,582
Total Current Assets	59,042	92,569

Property, plant and equipment, net (Note 5)	400,965	689,517

Total Assets	$460,007	$782,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$15,059	$71,321
Accrued expenses	1,143	10,211
Government subsidy (Note 6)	52,521	49,092
Due to shareholders (Note 7)	657,017	383,903
Total Current Liabilities	725,740	514,527

Minority interest	-	99,921

Stockholders' Equity
Common stock, par value $0.001, authorized
100,000,000 shares, issue and outstanding
67,307,366 shares (Note 8)	67,307	61,307
Additional paid in capital	2,708,602	314,602
Deficit accumulated during the development stage	(1,817,769)	(219,622)
Deferred Compensation (Note 9)	(1,230,833)	-
Accumulated comprehensive income	6,960	11,351
Stockholders' equity	(265,733)	167,638
Total Liabilities and Owners' Equity	$460,007	$782,086

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
			November 26, 2004
	For the Year Ended		(inception) to
	December 31,		December 31,
	2007	2006	2007
	(Restated)		(Restated)

Net sales	$14,461	$43,023	$57,484
Cost of sales	(11,383)	(30,414)	(41,797)
Gross profit	3,078	12,609	15,687
Expenses
Salaries	52,920	25,445	85,062
Transportation	1,849	2,776	4,625
Office equipment	519	2,916	4,739
Water, electricity and gas	58,987	9,547	68,534
Other expenses	15,436	9,364	30,811
Advertisement	66	490	556
Rent expense	-	1,932	3,811
Depreciation	62,944	28,025	103,010
R & D expense	-	22,578	22,578
Repairs and maintenance	1,025	-	1,025
Gain on disposal of fixed assets	(7,730)	-	(7,730)
Stock compensation	1,169,167	-	1,169,167
Fixed assets impairment	345,962	-	345,962
Intangibles writedown	-	-	241,639
Total Expenses	1,701,145	103,073	2,073,789

Income(Loss) before
provision for income tax	(1,698,067)	(90,464)	(2,058,102)

Income tax provision	-	-	-

Income(Loss) before	(1,698,067)	(90,464)	(2,058,102)

Minority interest	99,920	35,281	240,333

Net income(loss)	(1,598,147)	(55,183)	(1,817,769)

Other comprehensive income
Foreign exchange gain (loss)	(4,391)	8,019	6,960

Total comprehensive income	$(1,602,538)	$(47,164)	$(1,810,809)

Basic and Fully Diluted Earnings per Share	$(0.02)	$-	$(0.03)

Weighted average shares outstanding	65,975,859	60,000,000	61,928,548

See Notes to Financial Statements.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD NOVEMBER 26, 2004 (INCEPTION) TO DECEMBER 31, 2004 AND
THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007 (RESTATED)

	Common Stock		Additional					Accumulated
	$ 0.001 Par Value		Paid-in		Accumulated	Deferred		Comprehensive
	Shares	Amount	Capital		Deficit	Compensation		Income (loss)	Total
Balance November 26, 2004	-	$-	$-	$	- $	-	$	- $	-
Capital contribution	-	-	238,693		-	-		-	238,693
Loss from operations	-	-	-		(150,633)	-		-	(150,633)
Comprehensive loss	-	-	-		-	-		(9)	(9)
Balance December 31, 2004	-	-	238,693		(150,633)	-		(9)	88,051
Loss from operations	-	-	-		(13,806)	-		-	(13,806)
Comprehensive loss	-	-	-		-	-		3,341	3,341
Balance December 31, 2005	-	-	238,693		(164,439)	-		3,332	77,586
Capital contribution in Hongbo
before reverse merger	-	-	152,462		-	-		-	152,462
Distribution in Hongbo
before reverse merger	-	-	(15,246)		-	-		-	(15,246)
Chang-On Internatioal Ltd's
Issuance of common stock in
exchange for Hongbo's capital	1	0.13	-		-	-		-	-
Common stock issued for
acquisition of Chang-On
International, Ltd.
(reverse merger)	60,000,000	60,000	(60,000)		-	-		-	-
Chang-On International , Ltd.
share exchange	(1)	(0.13)	-		-	-		-	-
Reverse merger adjustment	1,307,366	1,307	(1,307)		-	-		-	-
Loss from operations	-	-	-		(55,183)	-		-	(55,183)
Comprehensive income	-	-	-		-	-		8,019	8,019
Balance December 31, 2006	61,307,366	61,307	314,602		(219,622)	-		11,351	167,638
Loss from operations	-	-	-		(1,598,147)	-		-	(1,598,147)
Comprehensive income	-	-	-		-	-		(4,391)	(4,391)
Stock issued in exchange for
consulting services	6,000,000	6,000	2,394,000		-	(1,230,833)		-	1,169,167
Balance December 31, 2007
(Restated)	67,307,366	$67,307	$2,708,602		$(1,817,769)	$(1,230,833)		$6,960	$(265,733)

* The reverse merger adjustment represents the recording of minority shareholders' shares outstanding at the time of the reverse merger.
See Notes to Financial Statements.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
			November 26, 2004
	Year Ended		(inception) to
	December 31,		December 31,
	2007	2006	2007
Operating Activities:	(Restated)		(Restated)
Net loss	$(1,598,147)	$(55,183)	$(1,817,769)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	63,617	31,215	106,873
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	345,962	-	345,962
Gain on disposal of fixed assets	(7,730)	-	(7,730)
Stock compensation	1,167,167	-	1,167,167
Minority interest (loss)	(99,920)	(35,281)	(240,333)
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	7,381	(7,381)	-
(Increase)/decrease in prepaid and other receivables	1,577	(2,537)	(960)
(Increase)/decrease in inventory	(32,120)	(18,582)	(50,702)
Increase/(decrease) in accounts payable	(56,263)	71,321	15,058
Increase/(decrease) in accrued expenses	(9,068)	(13,803)	1,143
Decrease in government subsidy	-	(50,038)	(50,038)
Net cash used by operating activities	(217,544)	(80,269)	(289,690)

Investing Activities
Purchase of fixed assets	(105,403)	(566,844)	(708,266)
Loan to shareholders	-	-	(24,659)
Repay of loan from shareholders	-	24,659	24,659
Net cash (used) by investing activities	(105,403)	(542,185)	(708,266)

Financing Activities
Distribution to shareholders	-	(24,994)	(24,994)
Capital contribution	-	249,938	274,103
Proceeds from government subsidy	-	-	99,130
Proceeds from shareholder loans	258,732	354,040	642,635
Repay of loan to shareholders	(12,299)	-	(12,299)
Net cash provided by financing activities	246,433	578,984	978,575

Effect of exchange rate changes on cash	19,825	3,595	26,761

Increase(decrease) in cash	(56,689)	(39,875)	7,380
Cash at beginning of period	64,069	103,944	-
Cash at end of period	$7,380	$64,069	$7,380

Supplemental Cash Flow Information:
Interest received (paid) during the year	$259	$259	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$2,400,000	$-	$2,400,000

See Notes to Financial Statements.

CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 1 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In the previously issued report, minority interest on December 31, 2007 is debit balance because accumulated loss applied is more than minority interest’s equity capital. However, according to GAAP, if loss associated with the minority interest in a subsidiary is more than minority interest’s equity capital, the excess and any later loss applicable to minority interest are charged to the parents. Accordingly, we restated minority interest from ($106,366) to $0 in the balance sheet as of December 31, 2007 and loss attributed to minority interest from $206,286 to 99,920 in the statement of operation for the year ended December 31, 2007.

The adjustment had decrease of $106,366 in the shareholders’equity as of December 31, 2007 and net income for the year ended December 31, 2007.

The following tables present the impact of the adjustments and restatements on a condensed basis:

	Amount
	Previously
	Reported	As Adjusted
December 31, 2007
Balance Sheet
Minority interest	(106,366)	-
Deficit accumulated during the development stage	(1,711,403)	(1,817,769)
Year ended December 31, 2007
Statement of Operations
Income(Loss) before minority interest	(1,698,067)	(1,698,067)
Minority interest	206,286	99,920
Net income(loss)	(1,491,781)	(1,598,147)
Other comprehensive income	(4,391)	(4,391)
Total comprehensive income	(1,496,172)	(1,602,538)
Basic and Fully Diluted Earnings per Share	(0.02)	(0.02)
Weighted average shares outstanding	65,975,859	65,975,859

CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 2- ORGANIZATION AND BUSINESS BACKGROUND

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

Note 3- GOING CONCERN

As of December 31, 2007 and 2006, the Company had incurred accumulated losses of $1,817,769 and $219,622 from operations since inception and has limited operations. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

Note 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation
  These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.
  Principles of Consolidation
  The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation. The functional currency of the Company’s operation is Reminbi (“RMB”)\
  Use of estimates
  In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Foreign currencies translation
  The functional currency of the Company is the Reminbi (“RMB”). The accompanying financial statements have been expressed in United States dollars, the reporting currency of the Company. The balance sheet is translated into United States dollars based on the rates of exchange ruling at the balance sheet date. The statement of operations is translated using a weighted average rate for the period. Translation adjustments are reflected as accumulated comprehensive income in shareholders’equity.
  New Accounting Pronouncements
  In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

Note 5- CASH

Cash consists of the following:	December 31,	December 31,
	2007	2006

Cash on hand	$5,246	$6,652
Cash in bank	2,134	57,417
	$7,380	$64,069

CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 6- PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	December 31,	December 31,
	2007	2006

Machinery and Equipment	$241,322	$637,981
Office Equipment	7,179	6,711
Vehicle	6,443	6,022
Construction in Progress	199,056	89,447

Less: Accumulated Depreciation	(53,035)	(50,644)
	$400,965	$689,517

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

Note 7- GOVERNMENT SUBSIDY

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

Note 8- DUE TO SHAREHOLDERS

 Due to Shareholders consists of the following:

	December 31,	December 31,
	2007	2006
Li, Yukun	$15,395	$14,390
Li, Guomin	639,699	356,096
Su, Zhensheng	-	1,065
Neimenggu Chang An	-	10,430
Zhou, Qingwei	1,923	1,922
	$657,017	$383,903

Li Guomin had been a shareholder of Hongbo since November 2006. Zhou, Qingwei has been a shareholder of Chang-On since September 2006. Under the Agreement for the Share Exchange on December 29, 2006, Li, Guomin and Zhou, Qingwei acquired 17,400,000 and 36,600,000 shares of Gold Standard, Inc. respectively.

CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 9- COMMON STOCK

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

Note 10-STOCK BASED COMPENSATION

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 11- INCOME TAX

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

Note 12- GEOGRAPHIC INFORMATION

All of the Company's sales and all of the Company's long-lived assets are located in the PRC.

CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 13- OPERATING RISK

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

NOTE 14- EMPLOYEE BENEFIT PLAN

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

NOTE 15- RESTRICTED RETAINED EARNINGS

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund” Subject to certain cumulative limits, the “statutory surplus reserve fund”requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC ("PRC GAAP") at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund” For foreign invested enterprises, the annual appropriation for the “reserve fund”cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). The Company did not make any appropriations to the reserve funds mentioned above due to lack of profit after tax since commencement of operations.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control —Integrated Framework.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of our executive officers and directors as of December 31, 2007.

Name and Age	Position(s) Held in Chang-On International, Inc.	Tenure	Other Directorships Held by Director
Lu Guomin, 47	Director, President, Chief Executive Officer, Chief Financial Officer	From December 29, 2006 to present	None
Su Yu, 31	Director	From December 29, 2006 to present	None
Zhou Qingwei, 47	Director	From December 29, 2006 to present	None

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

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a r&eacute;sum&eacute;supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

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

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guomin Li (1)	2006	300	0	0	0	0	0	0	300
	2007	0	0	0	0	0	0	0	0

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

As of March 18, 2008, there were 67,307,366 common shares issued and outstanding. We did not have any options or warrants issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Guomin Li (3) 514 No 18 Building, High New Technology Development, Heilongjiang Province, China	Common	10,000,000	15
Qingwei Zhou (4) 514 No 18 Building, High New Technology Development, Heilongjiang Province, China	Common	0	0
Su Yu (5) 514 No 18 Building, High New Technology Development, Heilongjiang Province, China	Common	0	0
All Officers and Directors as a Group	Common	10,000,000	15

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

Exhibit	Exhibit
Number	Description

21	Subsidiaries
Chang-On International Limited, a company incorporated under the laws of Hong Kong as a limited liability company on September 8, 2006

Harbin Hongbo Environment Protection Material, Inc., a corporation organized under the laws of China in November 2004.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Chang-On International, Inc.

By: /s/ Guomin Li

Date: May 20, 2008	Guomin Li
President, Chief Executive Officer
Chief Financial Officer, Principal
Accounting Officer, Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guomin Li	President, Chief Executive	May 20, 2008
Guomin Li	Officer, Chief Financial Officer,
Principal Accounting Officer,
Director

/s/ Su Yu	Director	May 20, 2008
Su Yu

/s/ Zhou Qingwei	Director	May 20, 2008
Zhou Qingwei