Form 10-Q
period 2008-03-31
Chang-On International, Inc.
filed 2008-05-20
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 000-52749

CHANG-ON INERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0302579
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

514 No. 18 Building
High New Technology Development
Harbin, Heilongjiang Province, China	N/A
(Address of principal executive offices)	(Zip Code)

+86 451 82695010
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 17, 2008, the registrant’s outstanding common stock consisted of 67,307,366 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of Chang-On International, Inc. (the “Company”, “Chang-On”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Chang-On International, Inc.
(An Development Stage Company)
(unaudited)

March 31, 2008

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash (Note 4)	$96,400	$7,380
Prepaid and other receivables	285	960
Inventories	78,670	50,702
Total Current Assets	175,355	59,042

Property, plant and equipment, net (Note 5)	408,760	400,965

Total Assets	$584,115	$460,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$15,665	$15,059
Accrued expenses	5,345	1,143
Government subsidy (Note 6)	54,638	52,521
Due to shareholders (Note 7)	794,586	657,017
Total Current Liabilities	870,234	725,740

Minority interest	-	-

Stockholders' Equity:
Common stock, par value $0.001, authorized
100,000,000 shares, issue and outstanding
61,307,366 shares (Note 8)	67,307	67,307
Additional paid in capital (Note 8)	2,708,602	2,708,602
Deficit accumulated during the development stage	(2,142,242)	(1,817,769)
Deferred compensation (Note 9)	(915,833)	(1,230,833)
Accumulated comprehensive income	(3,953)	6,960
Stockholders' equity:	(286,119)	(265,733)
Total Liabilities and Owners' Equity	$584,115	$460,007

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the Period
	For the Threee	For the Threee	November 26,
	Months Ended	Months Ended	2004 (inception)
	March 31,	March 31,	to March 31,
	2008	2007	2008

Net sales	$-	$-	$57,484
Cost of sales	-	-	(41,797)
Gross profit	-	-	15,687
Expenses
Salaries	6,937	3,715	91,999
Transportation	1,321	563	5,946
Office equipment	336	164	5,075
Water, electricity and gas	1,257	14,586	69,791
Other expenses	2,476	6,644	33,288
Advertisement	-	-	556
Rent expense	-	-	3,811
Depreciation	4,126	16,112	107,136
R & D expense	-	-	22,578
Repairs and maintenance	-	-	1,025
Gain on disposal of fixed assets	-	-	(7,730)
Stock Compensation	315,000	-	1,484,167
Fixed assets impairment	-	-	345,962
Intangibles writedown	-	-	241,639
Total Expenses	331,453	41,784	2,405,243

Other income	6,981	-	6,981

Income(Loss) before provision for income tax
and minority interest	(324,472)	(41,784)	(2,382,574)

Income tax provision	-	-	-

Income(Loss) before minority interest	(324,472)	(41,784)	(2,382,574)

Minority interest	-	16,287	240,333

Net income(loss)	(324,472)	(25,497)	(2,142,242)

Other comprehensive income- Foreign exchange gain (loss)	(10,913)	2,606	(3,953)

Total comprehensive income	(335,385)	(22,891)	(2,146,195)

Basic and Fully Diluted Earnings per Share	$-	$-	$(0.03)

Weighted average shares outstanding	67,307,366	61,776,629	62,290,262

See Notes to Financial Statements.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
	For the Three	For the Three	November 26,
	Months Ended	Months Ended	2004 (inception)
	March 31,	March 31,	to March 31,
	2008	2007	2008
Operating Activities:
Net loss	$(324,472)	$(25,497)	$(2,142,242)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	8,189	16,112	115,062
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	345,962
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	315,000	-	1,482,167
Minority interest (loss)	-	(16,287)	(240,333)
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	-	7,381	-
(Increase)/decrease in prepaid and other receivables	675	(50,720)	(285)
(Increase)/decrease in inventory	(27,968)	(11,194)	(78,670)
Increase/(decrease) in accounts payable	606	748	15,664
Increase/(decrease) in accrued expenses	4,202	(959)	5,345
Decrease in government subsidy	-	-	(50,038)
Net cash used by operating activities	(23,768)	(80,416)	(313,458)

Investing Activities
Purchase of fixed assets	-	(21,499)	(708,266)
Loan to shareholders	-	-	(24,659)
Repay of loan to shareholders	-	-	24,659
Net cash (used) by investing activities	-	(21,499)	(708,266)

Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from government subsidy	-	-	99,130
Proceeds from shareholder loans	137,569	41,875	780,204
Repay of loan to shareholders	-	-	(12,299)
Net cash provided by financing activities	137,569	41,875	1,116,144

Effect of exchange rate changes on cash	(24,781)	3,120	1,981

Increase(decrease) in cash	89,020	(56,920)	96,400
Cash at beginning of period	7,380	64,069	-
Cash at end of period	$96,400	$7,149	$96,400

Supplemental Cash Flow Information:
Interest received (paid) during the year	$4	$141	$264
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000

See Notes to Financial Statements.

Chang-On International, Inc.
(An Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

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

Chang-On International Limited (“Chang-On”) was incorporated as a Hong Kong limited liability company on September 8, 2006. Chang-On was formed to facilitate a merger between a US company and a PRC business entity. On December 29, 2006, under the terms of the Agreement for the Share Exchange, the Company acquired all the outstanding capital stock of Chang-On in return for the issuance of 60,000,000 shares of common stock.

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

Note 2- GOING CONCERN

As of March 31, 2008, the Company had incurred accumulated losses of $2,142,242 from operations since inception and has limited operations. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment.

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

• Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

• Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation. The functional currency of the Company’s operation is Reminbi (“RMB”)

Chang-On International, Inc.
(An Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

• Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

• Revenue recognition

Revenues are recognized when finished products are shipped to unaffiliated customers, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, and collectibility is reasonably assured.

• Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Costs include direct material, direct labor and applicable manufacturing overhead.

• Property, Plant and Equipment

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

• Intangible Assets

The Company periodically analyzes its intangible assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with US GAAP.

• Related Parties

The caption "Due from shareholders" represents loans receivable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are not considered current assets.

The caption "Due to shareholders" represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Refer to Note 7.

• Income Tax

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

Chang-On International, Inc.
(An Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

• Fair Value of Financial Instruments

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

• Foreign currencies translation

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

• New Accounting Pronouncements

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

• Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2008, and 2007, have been included. Readers of these financial statements should note that the interim results for the three months period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Chang-On International, Inc.
(An Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

Note 4- CASH

Cash consists of the following:	March 31,	December 31,
	2008	2007

Cash on hand	$94,388	$5,246
Cash in bank	2,012	2,134
	$96,400	$7,380

Note 5- PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	March 31,	December 31,
	2008	2007

Machinery and Equipment	$324,940	$241,332
Office Equipment	7,469	7,179
Vehicle	6,703	6,443
Construction in Progress	133,185	199,056

Less: Accumulated Depreciation	(63,537)	(53,035)
	$408,760	$400,965

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

Note 6- GOVERNMENT SUBSIDY

During 2005, the Company received approximately $100,000 in a government subsidy from the Finance Department of Heilongjiang Province to be used for research and development activities. This subsidy reduces the cost of the Company’s research and development activities. Any unused portion of the subsidy has to be returned to the province. At March 31, 2008, the Company had not used $54,638 of the subsidy.

Chang-On International, Inc.
(An Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

Note 7- DUE TO SHAREHOLDERS

Due to Shareholders consists of the following:

	March 31,	December 31,
	2008	2007
Li, Yukun	$34,555	$15,395
Li, Guomin	758,108	639,699
Zhou, Qingwei	1,923	1,923
	$794,586	$657,017

Li Guomin had been a shareholder of Hongbo since November 2006. Zhou, Qingwei has been a shareholder of Chang-On since September 2006. Under the Agreement for the Share Exchange on December 29, 2006, Li, Guomin and Zhou, Qingwei acquired 17,400,000 and 36,600,000 shares of Gold Standard, Inc. respectively.

Note 8- COMMON STOCK

Under the Agreement for the Share Exchange, Gold Standard, Inc. issued to the shareholders of Chang-On 60,000,000 shares of common stock. With 1,307, 366 shares issued and outstanding before the shares exchange. On March 23, 2007, the Company filed S-8 to register 6,000,000 common shares for stock based compensation (Note 9). There is a total of 67,307,366 shares issued and outstanding for the Company as of March 31, 2008.

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

Chang-On International, Inc.
(An Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

Note 9-STOCK BASED COMPENSATION (continued)

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

For the three months ended March 31, 2008, $315,000 of the above stock compensation was charged to operating expenses and $925,833 was recorded as deferred compensation.

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

Chang-On International, Inc.
(An Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

NOTE 12- EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the three months ended March 31, 2008 and 2007.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Business Overview

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

Liquidity and Capital Resources

As of March 31, 2008, we had cash of $96,400 and a working capital deficiency of $694,879. Our accumulated deficit was $2,142,242 at March 31, 2008. Our net loss of $324,472 for the three months ended March 31, 2008 was mostly funded by shareholder loans. During the three months ended March 31, 2008, we did not raise any money in equity financing. During the three months ended March 31, 2008 our cash position increased by $89,020, mainly due to the cash provided by proceeds from shareholder loans.

We used net cash of $23,768 in operating activities for the three months ended March 31, 2008 compared to net cash of $80,416 in operating activities for the same period in 2007. We did not use net cash in investing activities for the three months ended March 31, 2008 compared to net cash of $21,449 in purchase of fixed assets for our manufacturing plant during the same period in 2007. We received net cash of $137,569 from financing activities for the three months ended March 31, 2008 compared to net cash of $41,875 during the same period in 2007. The effect of exchange rates on cash was a decrease in cash of $24,781 for the three months ended March 31, 2008. The effect of exchange rates on cash was an increase in cash of $3,120 for the three months ended March 31, 2007.

During the three months ended March 31, 2008 our monthly cash requirement was approximately $7,900, compared to approximately $34,000 for the same period in 2007. At the end of the period as at March 31, 2008, we had cash of $96,400, which will cover our costs for twelve months according to our current monthly burn rate.

We expect to require a total of approximately $1,800,000 set out as follows to fully carry out our business plan over the next twelve months beginning July 2008.

Description	Estimated
Expenses
($)
Research and development costs for further products and	250,000
manufacturing processes
Consulting fees (including legal and auditing fees)	100,000
Rent expenses	20,000
Marketing expenses	400,000
Investor relations costs	80,000
Equipment purchases for Hongbo’s factory	350,000
Other administrative expenses	80,000
Total	1,180,000

While we are currently in relatively good short-term financial standing, we anticipate that our future revenues will be nominal and we do not anticipate enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize. There is no assurance we will achieve profitable operations.

We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and affiliates in exchange for debt and/or common stock. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity.

We estimate that we require approximately an additional $1,080,000 (total requirements of $1,180,000 less cash of $96,400) to carry out our planned business operations and expansion over the next 12 months.

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

Results of Operations for the three months ended March 31, 2008

Revenues

We did not generate any revenues during the three months ended March 31, 2008 or during the three months ended March 31, 2007. The lack of revenues was a product of a lack of sales of our SF building materials. As we are a development stage company, our revenue streams are not established and thus our product sales are unstable. Since inception on November 26, 2004 to March 31, 2008 we generated total revenues of $57,484.

Net Loss

We incurred net loss of $324,472 for the three months ended March 31, 2008, compared to net loss of $25,497 for the same period in 2007. The increase of $298,975 in net loss was a result of the recognition of $315,000 of previously issued stock-based compensation during the three months ended March 31, 2008. Since inception on November 26, 2004 to March 31, 2008, we incurred net loss of $2,142,242.

Our net loss per share was $nil for the three months ended March 31, 2008 and the same for the same period in 2007.

Expenses

Our total operating expenses increased by $289,669 to $331,453 for the three months ended March 31, 2008 from $41,784 for the same period in 2007. The reason for the drastic increase in operating expenses for the period ended March 31, 2008 as compared to the same period in 2007 was the recognition $315,000 of previously issued stock based compensation. Since inception on November 26, 2004 to March 31, 2008, we incurred total operating expenses of $2,405,243.

Our general and administrative expenses (net of stock-based compensation) decreased $25,331 to $16,453 for the three months ended March 31, 2008 from $41,784 for the same period in 2007. The decrease in general and administrative expenses was mainly due to a decrease in water, electricity and gas costs as well as lower depreciation of our assets. Our general and administrative expenses consist of transportation, utilities, salaries, management fees, and legal and auditing consulting fees.

Our stock compensation increased $315,000 to $315,000 for the three months ended March 31, 2008 from $nil for the same period in 2007. Since inception on November 26, 2004 to March 31, 2008, we incurred stock compensation expenses of $1,484,167.

We did not incur research and development expenses for the three months ended March 31, 2008 or for the three months ended March 31, 2007. Since our inception on November 26, 2004 until March 31, 2008 we spent $22,578 on research and development. Going forward, we anticipate that we will spend approximately $250,000 on research and development during the next 12 months.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

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

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Chang-On International, Inc.

By: /s/ Guomin Li

Date: May 20, 2008	Guomin Li
President, Chief Executive Officer
Chief Financial Officer, Principal
Accounting Officer, Director
(Authorized Officer and Principal Financial
Officer)