Form 10-Q
period 2008-06-30
Chang-On International, Inc.
filed 2008-08-14
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 000-52749

CHANG-ON INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0302579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

514 No. 18 Building
High New Technology Development
Harbin, Heilongjiang Province, China	N/A
(Address of principal executive offices)	(Zip Code)

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 13, 2008, the registrant’s outstanding common stock consisted of 67,307,366 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of Chang-On International, Inc., and subsidiaries (the “Company”, “Chang-On”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

The consolidated financial statements of the Company, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2007.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash (Note 4)	$ 24,042	$ 7,380
Prepaid and other receivables	292	960
Inventories	108,528	50,702
Total Current Assets	132,862	59,042
Property, plant and equipment, net (Note 5)	411,153	400,965
Total Assets	$ 544,015	$ 460,007
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$ 693	$ 15,059
Accrued expenses	2,201	1,143
Government subsidy (Note 6)	55,855	52,521
Due to shareholders (Note 7)	783,097	657,017
Total Current Liabilities	841,846	725,740
Minority interest	-	-
Stockholders' Equity:
Common stock, par value $0.001, authorized 100,000,000 shares issue and outstanding 61,307,366 shares (Note 8)	67,307	67,307
Additional paid in capital (Note 8)	2,708,602	2,708,602
Deficit accumulated during the development stage	(2,369,233)	(1,817,769)
Deferred compensation (Note 9)	(694,167)	(1,230,833)
Accumulated comprehensive income	(10,340)	6,960
Stockholders' equity:	(297,831)	(265,733)
Total Liabilities and Owners' Equity	$ 544,015	$ 460,007

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
					For the Period
	For the Three	For the Three	For the Six	For the Six	November 26, 2004
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	2008
Net sales	$32,742	$12,239	$32,742	$12,239	$90,226
Cost of sales	(16,433)	(9,191)	(16,433)	(9,191)	(58,230)
Gross profit	16,309	3,048	16,309	3,048	31,996
Expenses
Salaries	6,176	20,171	13,113	23,886	98,175
Transportation	1,881	789	3,202	1,352	7,827
Office equipment	54	102	390	266	5,129
Water, electricity and gas	5,704	12,481	6,961	27,067	75,495
Other expenses	887	4,426	3,363	11,070	34,175
Advertisement	-	-	-	-	556
Rent expense	-	-	-	-	3,811
Depreciation	7,033	14,787	11,159	30,899	114,169
R & D expense	-	-	-	-	22,578
Repairs and maintenance	-	-	-	(7,624)	1,025
Gain on disposal of fixed assets	-	(7,624)	-	-	(7,730)
Stock Compensation	221,667	430,833	536,667	430,833	1,705,834
Fixed assets impairment	-	-	-	-	345,962
Intangibles writedown	-	-	-	-	241,639
Total Expenses	243,402	475,965	574,855	517,749	2,648,645
Other income	102	-	7,083	-	7,083
Income (Loss) before provision for income tax and minority	(226,991)	(472,917)	(551,463)	(514,701)	(2,609,566)
Income tax provision	-	-	-	-	-
Income (Loss) before minority interest	(226,991)	(472,917)	(551,463)	(514,701)	(2,609,566)
Minority interest	-	16,430	-	32,717	240,333
Net income(loss)	(226,991)	(456,487)	(551,463)	(481,984)	(2,369,233)
Other comprehensive income - Foreign exchange gain (loss)	(6,388)	2,971	(17,301)	5,577	(10,341)
Total comprehensive income	(233,379)	(453,516)	(568,764)	(476,407)	(2,379,574)
Basic and Fully Diluted Earnings per Share	$(0.00)	$(0.01)	$(0.01)	$(0.01)	(0.04)
Weighted average shares outstanding	67,307,366	67,307,366	67,307,366	64,557,276	62,640,293

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six	For the Six	For the Period
	Months Ended	Months Ended	November 26, 2004 (inception)
	June 30, 2008	June 30, 2007	to June 30, 2008
Operating Activities:
Net loss	$(551,463)	$(481,984)	$(2,369,233)
Adjustments to reconcile net loss to net
cash used by operations
Depreciation (cost and expense)	16,670	31,562	123,543
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	(7,624)	345,962
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	536,667	430,833	1,703,834
Minority interest (loss)	-	(32,717)	(240,333)
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	-	(5,681)	-
(Increase)/decrease in prepaid and other receivables	668	(14,211)	(292)
(Increase)/decrease in inventory	(57,826)	(16,281)	(108,528)
Increase/(decrease) in accounts payable	(14,366)	(64,390)	692
Increase/(decrease) in accrued expenses	1,058	237	2,201
Decrease in government subsidy	-	-	(50,038)
Net cash used by operating activities	(68,592)	(160,256)	(358,283)
Investing Activities
Purchase of fixed assets	(1,832)	(57,370)	(710,098)
Loan to shareholders	-	-	(24,659)
Repayment of loan to shareholders	-	-	24,659
Net cash (used) by investing activities	(1,832)	(57,370)	(710,098)
Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from government subsidy	-	-	99,130
Proceeds from shareholder loans	126,080	169,421	768,715
Repayment of loans to shareholders	-	-	(12,299)
Net cash provided by financing activities	126,080	169,421	1,104,655
Effect of exchange rate changes on cash	(38,994)	6,625	(12,232)
Increase(decrease) in cash	16,662	(41,580)	24,042
Cash at beginning of period	7,380	64,069	-
Cash at end of period	$24,042	$22,489	$24,042
Supplemental Cash Flow Information:
Interest received (paid)	$7	$141	$267
Non-cash financing activities:
Contribution of patent for equity	$ -	$ -	$241,639
Contribution of fixed assets for equity	$ -	$ -	$125,497
Stock issued in exchange for consulting services	$ -	$2,400,000	$2,400,000

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

Note 2- GOING CONCERN

As of June 30, 2008, the Company had incurred accumulated losses of $2,369,233 from operations since inception and has limited operations. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment.

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

■ Basis of presentation
These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

The consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

■ Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation. The functional currency of the Company’s operation is Reminbi (“RMB”)

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

■  Use of estimates
In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

■  Revenue recognition
Revenues are recognized when finished products are shipped to unaffiliated customers, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, and collectibility is reasonably assured.

■  Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Costs include direct material, direct labor and applicable manufacturing overhead.

■  Property, Plant and Equipment
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

■  Intangible Assets
The Company periodically analyzes its intangible assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with US GAAP.

■  Related Parties
The caption "Due from shareholders" represents loans receivable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are not considered current assets.
The caption "Due to shareholders" represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Refer to Note 7.

■  Income Tax
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

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

■  Fair Value of Financial Instruments
The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at June 30, 2008, due to the relatively short-term nature of these instruments. Unless otherwise noted, it is management opinion that the Company is not exposed to significant interest, currency or credit risk arising from those financial instruments.

■ Foreign currencies translation
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

■ Recently Adopted Accounting Principles
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS No. 157 was not material to the Company's financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS No. 159.

■ New Accounting Pronouncements
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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 4- CASH

Cash consists of the following:	June 30, 2008	December 31, 2007
Cash on hand	$21,934	$5,246
Cash in bank	2,108	2,134
	$24,042	$7,380
Note 5- PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment consist of the following:	June 30, 2008	December 31, 2007
Machinery and Equipment	$334,071	$241,322
Office Equipment	7,635	7,179
Vehicle	6,852	6,443
Construction in Progress	136,154	199,056
	484,712	454,000
Less: Accumulated Depreciation	(73,559)	(53,035)
	$411,153	$400,965

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $16,670 and 31,562, including cost and operating expense, for the six months ended June 30, 2008 and 2007.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 6- GOVERNMENT SUBSIDY

During 2005, the Company received approximately $100,000 as a government subsidy from the Finance Department of Heilongjiang Province to be used for research and development activities. This subsidy reduces the cost of the Company’s research and development activities. Any unused portion of the subsidy has to be returned to the province. At June 30, 2008, the Company had not used $54,638 of the subsidy.

Note 7- PROPERTY, PLANT AND EQUIPMENT

Due to Shareholders consists of the following:
	June 30, 2008	December 31, 2007
Li, Yukun	$25,120	$15,395
Li, Guomin	756,054	639,699
Zhou, Qingwei	1,923	1,923
	$783,097	$657,017

Li Guomin had been a shareholder of Hongbo since November 2006. Zhou, Qingwei has been a shareholder of Chang-On since September 2006. Under the Agreement for the Share Exchange on December 29, 2006, Li, Guomin and Zhou, Qingwei acquired 17,400,000 and 36,600,000 shares of Gold Standard, Inc. respectively.

Note 8- COMMON STOCK

Under the Agreement for the Share Exchange, Gold Standard, Inc. issued to the shareholders of Chang-On 60,000,000 shares of common stock. With 1,307, 366 shares issued and outstanding before the shares exchange. On March 23, 2007, the Company filed a Form S-8 to register 6,000,000 common shares for stock based compensation (Note 9). There is a total of 67,307,366 shares issued and outstanding for the Company as of June 30, 2008.

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

For the six months ended June 30, 2008, $536,667 of the above stock compensation was charged to operating expenses and $694,167 was recorded as deferred compensation.

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

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12- EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the six months ended June 30, 2008 and 2007.

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

Chang-On HK is a holding company with one asset: 61% of the equity in Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a corporation organized under the laws of China. The remaining 39% of the registered capital of Hongbo is owned by Guomin Li (29%) and Su Yu (10%), who are members of our Board of Directors. Hongbo was incorporated in November 2004. We manufacture construction material out of waste plastic and waste coal ash. From inception to June 30, 2008 we have generated revenues of $90,226 from the sale of our products.

We currently obtain the waste plastic from six recycling facilities in Harbin and we obtain the coal ash from the Harbin Power Station. In the process of manufacturing, we produce no pollution, and incur insignificant expenses relating to compliance with environmental regulations.

Liquidity and Capital Resources

As of June 30, 2008, we had cash of $24,042 and a working capital deficiency of $708,984. As at June 30, 2008 our accumulated deficit was $2,369,232. Our net loss for the period from inception on November 26, 2004 until June 30, 2008 was $2,369,233. Our loss was funded by proceeds from shareholder loans. During the six months ended June 30, 2008, we did not raise any money in equity financing but we did receive $126,080 in shareholder loans. During the six months ended June 30, 2008 our cash position increased by $14,730, mainly due to the cash provided by proceeds from shareholder loans.

We used net cash of $68,592 in operating activities for the six months ended June 30, 2008 compared to net cash of 160,256 in operating activities for the same period in 2007. We used $1,832 in investing activities for the six months ended June 30, 2008 compared to net cash of $57,370 in purchase of fixed assets for our manufacturing plant during the same period in 2007. We received net cash of $126,080 from financing activities for the six months ended June 30, 2008 compared to net cash of $169,421 during the same period in 2007. All cash received was provided by proceeds from shareholder loans. We did not raise any funds through the sale of our securities for the six months ended June 30, 2008. The effect of exchange rates on cash was a decrease in cash of $40,926 for the six months ended June, 2008. The effect of exchange rates on cash was an increase in cash of $6,625 for the six months ended June 30, 2007.

During the six months ended June 30, 2008 our monthly cash requirement was approximately $11,432, compared to approximately $26,706 for the same period in 2007.

We expect to require a total of approximately $1,280,000 set out as follows to fully carry out our business plan over the next twelve months beginning July 2008.

Description	Estimated Expenses ($)
Research and development costs for further products and manufacturing processes	250,000
Consulting fees (including legal and auditing fees)	100,000
Rent expenses	20,000
Marketing expenses	400,000
Investor relations expenses	80,000
Equipment purchases for Hongbo’s factory	350,000
Other administrative expenses	80,000
Total	1,280,000

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

We estimate that we require approximately an additional $1,260,000 (total requirements of $1,280,000 less cash of $24,042) to carry out our planned business operations and expansion over the next 12 months.

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

Results of Operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and from inception to June 30, 2008.

Revenues

We generated $32,742 in revenues for the three months ended June 30, 2008 compared to $12,239 for the same period in 2007 from the sale of our SF building materials. As we are a development stage company, our revenue streams are not established and thus our product sales are unstable. Since inception on November 26, 2004 to June 30, 2008 we generated total revenues of $90,226.

Net Loss

We incurred a net loss of $226,991 for the three months ended June 30, 2008, compared to a net loss of $456,487 for the same period in 2007. The decrease of $229,496 in net loss was a result of less stock-based compensation during the three months ended June 30, 2008. From inception on November 26, 2004 to June 30, 2008, we incurred net loss of $2,369,233.

Our net loss per share was $0.00 for the three months ended June 30, 2008, $0.01 for the same period in 2007 and $0.04 for the period from inception to June 30, 2008.

Expenses

Our total operating expenses decreased from $475,965 to $243,402 for the three months ended June 30, 2008 compared to the same period in 2007. The reason for the decrease was less issuance of stock based compensation. Since our inception on November 26, 2004 to June 30, 2008, we incurred total operating expenses of $2,648,645.

Our expenses, net of stock-based compensation, decreased $23,397 from $45,132 to $21,735 for the three months ended June 30, 2008 compared to the same period in 2007. This decrease was mainly due to a decrease in water, electricity and gas costs and lower salaries for our employees. These expenses consist of transportation, utilities, salaries, management fees, legal and auditing consulting fees, depreciation, office equipment repairs and maintenance as well as gain on disposal of fixed assets.

Our stock compensation decreased $209,166 to $221,667 for the three months ended June 30, 2008 from $430,833 for the same period in 2007. From inception on November 26, 2004 to June 30, 2008, we incurred stock compensation expenses of $1,705,834.

We did not incur research and development expenses for the three months ended June 30, 2008 or for the three months ended June 30, 2007. Since our inception on November 26, 2004 until June 30, 2008 we have spent $22,578 on research and development. Going forward, we anticipate that we will spend approximately $250,000 on research and development during the next 12 months.

Results of Operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenues

We generated $32,742 in revenues for the six months ended June 30, 2008 compared to $12,239 for the same period in 2007 from the sale of our SF building materials. As we are a development stage company, our revenue streams are not established and thus our product sales are unstable.

Net Loss

We incurred net loss of $551,463 for the six months ended June 30, 2008, compared to net loss of $481,984 for the same period in 2007. The increase of $69,479 in net loss was the result increased stock based compensation during the six months ended June 30, 2008.

Our net loss per share was $0.01 for the six months ended June 30, 2008, and $0.01 for the same period in 2007.

Expenses

Our total operating expenses increased from $517,749 to $574,855 for the six months ended June 30, 2008 compared to the same period in 2007. The reason for the increase in operating expenses for the period ended June 30, 2008 as compared to the same period in 2007 was the issuance of more stock based compensation.

Our general and administrative expenses (net of stock-based compensation) decreased $48,728 from $86,916 to $38,188 for the six months ended June 30, 2008 compared to the same period in 2007. The decrease in general and administrative expenses was mainly due to a decrease in water, electricity and gas costs, lower salaries for our employees and a decrease in depreciation. Our general and administrative expenses consist of transportation, utilities, salaries, management fees, and legal and auditing consulting fees, depreciation, office equipment repairs and maintenance as well as gain on disposal of fixed assets.

Our stock based compensation increased $105,834 to $536,667 for the six months ended June 30, 2008 from $430,833 for the same period in 2007. This increase was due to a higher amount of formerly issued stock based compensation being recognized during this period for investor relations and administrative services.

We did not incur research and development expenses for the six months ended June 30, 2008 or for the six months ended June 30, 2007. Going forward, we anticipate that we will spend approximately $250,000 on research and development during the next 12 months.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

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

We did not change our internal control over financial reporting during our last fiscal quarter of 2007 in connection with the results of Management’s report, nor have we made any changes to our internal control over financial reporting as of June 30, 2008.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Chang-On International, Inc.
By: /s/ Guomin Li
Date: August 13, 2008	Guomin Li President, Chief Executive Officer Chief Financial Officer, Principal Accounting Officer, Director (Authorized Officer and Principal Financial Officer)