Form 10-Q
period 2008-09-30
Chang-On International, Inc.
filed 2008-11-07
CIK 42136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________To ______________

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

As of November 4, 2008, the registrant’s outstanding common stock consisted of 67,307,366 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of Chang-On International, Inc., and subsidiaries (the “Company”, “Chang-On”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

The consolidated financial statements of the Company, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K/A for the year ended December 31, 2007.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)

INDEX

PAGE
CONSOLIDATED BALANCE SHEETS	F-1
CONSOLIDATED STATEMENTS OF OPERATIONS	F-2
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-3
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F4-F11

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash (Note 4)	$2,279	$7,380
Prepaid and other receivables	295	960
Inventories	109,634	50,702
Total Current Assets	112,208	59,042
Property, plant and equipment, net (Note 5)	406,650	400,965
Total Assets	$518,858	$460,007
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$700	$15,059
Accrued expenses	1,325	1,143
Government subsidy (Note 6)	56,425	52,521
Due to shareholders (Note 7)	794,299	657,017
Total Current Liabilities	852,749	725,740
Minority interest	-	-
Stockholders' Deficit:
Common stock, par value $0.001, authorized 100,000,000 shares, issue and outstanding 67,307,366 shares (Note 8)	67,307	67,307
Additional paid in capital (Note 8)	2,708,602	2,708,602
Deficit	(2,623,162)	(1,817,769)
Deferred compensation (Note 9)	(472,500)	(1,230,833)
Accumulated comprehensive income	(14,138)	6,960
Stockholders' deficit:	(333,891)	(265,733)
Total Liabilities and Stockholders' Equity	$518,858	$460,007

The accompanying notes are an integral part of these financial statements.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Period November 26, 2004 (inception) to September 30,
	2008	2007	2008	2007	2008
Net sales	$352	$90	$33,094	$12,329	$90,578
Cost of sales	(176)	(67)	(16,609)	(9,258)	(58,406)
Gross profit	176	23	16,485	3,071	32,172
Expenses
Salaries	6,559	21,124	19,672	45,010	104,734
Transportation	4,307	1,138	7,509	2,490	12,134
Office equipment	1,712	123	2,102	389	6,841
Water, electricity and gas	10,826	18,282	17,787	45,349	86,321
Other expenses	540	2,827	3,903	13,897	34,715
Advertisement	-	65	-	65	556
Rent expense	-	-	-	-	3,811
Depreciation	8,571	15,820	19,730	46,719	122,740
Repairs and maintenance	-	-	-	-	1,025
R & D expense	-	-	-	-	22,578
Loss(Gain) on disposal of fixed assets	-	(56)	-	(7,680)	(7,730)
Stock compensation	221,666	361,667	758,333	792,500	1,927,500
Fixed assets impairment	-	-	-	-	345,962
Intangibles writedown	-	-	-	-	241,639
Total Expenses	254,181	420,990	829,036	938,739	2,902,826
Other income	76	-	7,159	-	7,159
Loss before provision for income tax,
and minority interest	(253,929)	(420,967)	(805,392)	(935,668)	(2,863,495)
Income tax provision	-	-	-	-	-
Loss before minority interest	(253,929)	(420,967)	(805,392)	(935,668)	(2,863,495)
Minority interest	-	23,132	-	55,849	240,333
Net loss	(253,929)	(397,835)	(805,392)	(879,819)	(2,623,162)
Other comprehensive income
Foreign exchange gain (loss)	(3,797)	1,894	(21,098)	7,471	(14,138)
Total comprehensive income (loss)	$(257,726)	$(395,941)	$(826,490)	$(872,348)	$(2,637,300)
Basic and Fully Diluted Earnings per Share	$-	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Weighted average shares outstanding	67,307,366	67,307,366	67,307,366	65,307,366	62,688,878

The accompanying notes are an integral part of these financial statements.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	For the Period November 26, 2004 (inception) to September 30,
	2008	2007	2008
Operating Activities:
Net gain (loss)	$(805,392)	$(879,819)	$(2,623,162)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	25,300	47,387	132,173
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	345,962
Gain on disposal of fixed assets	-	(7,680)	(7,730)
Stock issued for consulting	758,333	792,500	1,925,500
Minority interest (loss)	-	(55,849)	(240,333)
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	-	(6,031)	-
(Increase)/decrease in prepaid and other receivables	665	2,111	(295)
(Increase)/decrease in inventory	(58,932)	(17,306)	(109,634)
Increase/(decrease) in accounts payable	(14,359)	(55,686)	699
Increase/(decrease) in accrued expenses	182	(2,022)	1,325
Decrease in government subsidy	-	-	(50,038)
Net cash used by operating activities	(94,203)	(182,395)	(383,894)

Investing Activities
Purchase of fixed assets	(1,852)	(106,895)	(710,118)
Loan to shareholders	-	-	(24,659)
Repay of loan to shareholders	-	-	24,659
Net cash used by investing activities	(1,852)	(106,895)	(710,118)

Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from government subsidy	-	-	99,130
Proceeds from shareholder loans	137,282	230,283	779,917
Repay of shareholder loans	-	(11,708)	(12,299)
Net cash provided by financing activities	137,282	218,575	1,115,857

Effect of exchange rate changes on cash	(46,328)	8,885	(19,566)

Increase(decrease) in cash	(5,101)	(61,830)	2,279
Cash at beginning of period	7,380	64,069	-
Cash at end of period	$2,279	$2,239	$2,279

Supplemental Cash Flow Information:
Interest received (paid) during the year	$9	$173	$276
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$2,400,000	2,400,000

The accompanying notes are an integral part of these financial statements.

Chang-On International, Inc. and Subsidiaries
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1- ORGANIZATION AND BUSINESS BACKGROUND

Chang-On International, Inc., (the “Company”) was incorporated under the law of the State of Utah as Gold Standard, Inc. (“Gold Standard”) on November 28, 1972 and changed its name to Chang-On International, Inc. on April 18, 2007. The Company is principally engaged in the business of waste recycling and reutilization in the People’s Republic of China (“PRC”) through its majority-owned subsidiary, Hongbo Environment Protection Material, Inc. (“Hongbo”) a corporation formed under the laws of the PRC.

Chang-On International Limited (“Chang-On”) was incorporated as a Hong Kong limited liability company on September 8, 2006. Chang-On was formed to facilitate a merger between a US company and a PRC business entity. On December 29, 2006, under the terms of the Agreement for the Share Exchange, the Company agreed to acquire all the outstanding capital stock of Chang-On in return for the issuance of 60,000,000 shares of common stock.

Chang-On is a holding company that owns 61% of the registered capital of Hongbo on November 26, 2004. Hongbo is engaged in the business of manufacturing construction materials from waste products. All Hongbo’s business is currently in the PRC.

The Company is considered to be a development stage company, as it has not generated substantial revenues from operations.

Note 2- GOING CONCERN

As of September 30, 2008, the Company had incurred accumulated losses of $2,623,162 from operations since inception and has limited operations. The Company is actively pursuing additional funding and strategic partners, which would enhance owners’ investment.

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

The consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

•	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation.  Inter-company transactions have been eliminated in consolidation. The functional currency of the Company’s operation is Reminbi (“RMB”)

Chang-On International, Inc. and Subsidiaries
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Chang-On International, Inc. and Subsidiaries
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2008, due to the relatively short-term nature of these instruments.  Unless otherwise noted, it is management opinion that the Company is not exposed to significant interest, currency or credit risk arising from those financial instruments.

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

•	Newly adopted Accounting Principles

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

•	New Accounting Pronouncements

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

Chang-On International, Inc. and Subsidiaries
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 4- CASH

Cash consists of the following:

	September 30,	December 31,
	2008	2007
Cash on hand	$241	$5,246
Cash in bank	2,038	2,134
	$2,279	$7,380

Note 5- PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	September 30,	December 31,
	2008	2007
Machinery and Equipment	$337,475	$241,322
Office Equipment	7,713	7,179
Vehicle	6,922	6,443
Construction in Progress	137,541	199,056
	489,651	454,000
Less: Accumulated Depreciation	(83,001)	(53,035)
	$406,650	$400,965

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $25,300 and $47,387, including cost and operating expense, for the nine months ended September 30, 2008 and 2007, respectively.

Chang-On International, Inc. and Subsidiaries
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6- GOVERNMENT SUBSIDY

During 2005, the Company received a government subsidy of approximately $100,000 from the Finance Department of Heilongjiang Province to be used for research and development activities. This subsidy reduces the cost of the Company’s research and development activities. Any unused portion of the subsidy has to be returned to the province. At September 31, 2008, the Company had not used $56,425 of the subsidy.

Note 7- DUE TO SHAREHOLDERS

Due to Shareholders consists of the following:

	September 30,	December 31,
	2008	2007
Li, Yukun	$22,430	$15,395
Li, Guomin	769,946	639,699
Zhou, Qingwei	1,923	1,923
	$794,299	$657,017

Li Guomin had been a shareholder of Hongbo since November 2006. Zhou, Qingwei has been a shareholder of Chang-On since September 2006.  Under the Agreement for the Share Exchange on December 29, 2006, Li, Guomin and Zhou, Qingwei acquired 17,400,000 and 36,600,000 shares of Gold Standard, Inc. respectively.

Note 8- COMMON STOCK

Under the Agreement for the Share Exchange, Gold Standard, Inc. issued to the shareholders of Chang-On 60,000,000 shares of common stock. There were 1,307, 366 shares issued and outstanding before the share exchange. On March 23, 2007, the Company filed a Form S-8 to register 6,000,000 common shares for stock based compensation (Note 9). The Company has a total of 67,307,366 shares issued and outstanding as of September 30, 2008.

Note 9-STOCK BASED COMPENSATION

On January 19, 2007, the Company entered into an agreement with Li, Yaru for legal services in PRC for a term of two years, pursuant to which the Company issued 900,000 shares of common stock in April 2007. The fair market value amounted to $360,000, which is being amortized over the term of the agreement.

On January 31, 2007, the Company entered into an agreement with Canyon Red Group Limited,a British Virgin Island company for advisory services on the marketing strategy and implementation of corporate identity for a term of twelve months, pursuant to which the Company issued 700,000 shares of common stock in April 2007. The fair market value amounted to $280,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with Shiwei Mu for internal audit services for a term of three years, pursuant to which the Company issued 1,500,000 shares of common stock in April 2007. The fair market value amounted to $600,000, which is being amortized over the term of the agreement.

Chang-On International, Inc. and Subsidiaries
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9-STOCK BASED COMPENSATION (continued)

On March 30, 2007, the Company entered into an agreement with I &V Limited, a British Virgin Island company for advisory services on the sales and distribution channels of certain environmentally friendly construction materials in Northern China for a term of eighteen months, pursuant to which the Company issued 1,000,000 shares of common stock in April 2007. The fair market value amounted to $400,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with Billion Profit International Holdings Limited, a British Virgin Island company for advisory services on the sales and distribution channels of certain environmental friendly construction materials in Hainan Province of China for a term of twelve months, pursuant to which the Company issued 700,000 shares of common stock in April 2007. The fair market value amounted to $280,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with Prospect Bright Holdings Limited, a British Virgin Island company for advisory services on the sales and distribution channels of certain environmental friendly construction materials in Northeast China for a term of twenty-four months, pursuant to which the Company issued 1,200,000 shares of common stock in April 2007. The fair market value amounted to $480,000, which is being amortized over the term of the agreement.

For the nine months ended September 30, 2008, $758,333 of the above stock compensation was charged to operating expenses and $472,500 was recorded as deferred compensation.

Note 10- GEOGRAPHIC INFORMATION

All of the Company's sales and all of the Company's long-lived assets are located in PRC.

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

Note 12- EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the nine months ended September 30, 2008 and 2007.

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

Chang-On HK is a holding company with one asset: 61% of the equity in Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a corporation organized under the laws of China.  The remaining 39% of the registered capital of Hongbo is owned by Guomin Li (29%) and Su Yu (10%), who are members of our Board of Directors.  We manufacture construction material out of waste plastic and waste coal ash.  From inception to September 30, 2008 we have generated revenues of $90,578 from the sale of our products.

Liquidity and Capital Resources

As of September 30, 2008, we had cash of $2,279 and a working capital deficiency of $740,541.  As at September 30, 2008 our accumulated deficit was $2,623,162.  Our net loss for the period from our inception on November 26, 2004 until September 30, 2008 was $2,623,162.  Our loss was funded primarily by proceeds from shareholder loans.  During the nine months ended September 30, 2008, we did not raise any money in equity financing but we did receive $137,282 in shareholder loans.  During the nine months ended September 30, 2008 our cash position decreased by $5,101, mainly due to the cash provided by proceeds from shareholder loans.

We used net cash of $94,203 in operating activities for the nine months ended September 30, 2008 compared to net cash of $182,395 in operating activities for the same period in 2007.  We used $1,852 in investing activities for the nine months ended September 30, 2008 compared to net cash of $106,895 in purchase of fixed assets for our manufacturing plant during the same period in 2007.

We received net cash of $137,282 from financing activities for the nine months ended September 30, 2008 compared to net cash of $218,575 during the same period in 2007.  All cash received during the period in 2007 and 2008 was provided by proceeds from shareholder loans.  We did not raise any funds through the sale of our securities during the nine months ended September 30, 2008 or during the same period in 2007.

The effect of exchange rates on cash was a decrease in cash of $46,328 for the nine months ended September, 2008. The effect of exchange rates on cash was an increase in cash of $8,885 for the nine months ended September 30, 2007.

During the nine months ended September 30, 2008 our monthly cash requirement was approximately $10,467, compared to our cash requirements of approximately $20,266 for the same period in 2007.

We expect to require a total of approximately $1,280,000 set out as follows to fully carry out our business plan over the next twelve months beginning November 2008.

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

We estimate that we require approximately an additional $1,280,000 to carry out our planned business operations and expansion over the next 12 months.

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

Results of Operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and from inception to September 30, 2008.

Revenues

We generated $352 in revenues for the three months ended September 30, 2008 compared to $90 for the same period in 2007 from the sale of our building materials.  Since inception on November 26, 2004 to September 30, 2008 we generated total revenues of $90,578.  As we are a development stage company, our revenue streams are not established and thus our product sales are unstable.  We generated only nominal revenues during the period ended September 30, 2008 because construction is traditionally very limited in our local area during this time.

Net Loss

We incurred a net loss of $253,929 for the three months ended September 30, 2008, compared to a net loss of $397,385 for the same period in 2007. The decrease of $143,456 in net loss was a result of less stock-based compensation during the three months ended September 30, 2008.  From inception on November 26, 2004 to September 30, 2008, we have incurred net loss of $2,623,162.

Our net loss per share was $0.00 for the three months ended September 30, 2008, $0.01 for the same period in 2007 and $0.04 for the period from inception to September 30, 2008.

Expenses

Our total operating expenses decreased from $420,990 for the three months ended September 31, 2007 to $254,181 for the three months ended September 30, 2008.  The reason for the decrease was less issuance of stock based compensation. Since our inception on November 26, 2004 to September 30, 2008, we have incurred total operating expenses of $2,902,826.

Our expenses, net of stock-based compensation, decreased $26,808 from $59,323 to $32,515 for the three months ended September 30, 2008 compared to the same period in 2007.  This decrease was mainly due to a decrease in water, electricity and gas costs and lower salaries for our employees.  These expenses consist of transportation, utilities, salaries, management fees, legal and auditing consulting fees, depreciation, office equipment repairs and maintenance as well as gain on disposal of fixed assets.

Our stock compensation decreased $140,001 to $221,666 for the three months ended September 30, 2008 from $361,667 for the same period in 2007.  From inception on November 26, 2004 to September 30, 2008, we have incurred stock compensation expenses of $1,927,500.

We did not incur research and development expenses for the three months ended September 30, 2008 or for the three months ended September 30, 2007.   Since our inception on November 26, 2004 until September 30, 2008 we have spent $22,578 on research and development.  Going forward, we anticipate that we will spend approximately $250,000 on research and development during the next 12 months.

Results of Operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Revenues

We generated $33,094 in revenues for the nine months ended September 30, 2008 compared to $12,329 for the same period in 2007 from the sale of our SF building materials.

Net Loss

We incurred a net loss of $805,392 for the nine months ended September 30, 2008, compared to net loss of $879,819 for the same period in 2007. The decrease of $74,427 in net loss was the result of increased stock based compensation during the nine months ended September 30, 2008.

Our net loss per share was $0.01 for the nine months ended September 30, 2008, and $0.01 for the same period in 2007.

Expenses

Our total operating expenses decreased from $938,739 to $829,036 for the nine months ended September 30, 2008 compared to the same period in 2007.  The reason for the decrease in operating expenses for the period ended September 30, 2008 as compared to the same period in 2007 was the issuance of less stock based compensation.

Our general and administrative expenses (net of stock-based compensation) decreased from $146,239 to $70,703 for the nine months ended September 30, 2008 compared to the same period in 2007.  The decrease in general and administrative expenses was mainly due to a decrease in water, electricity and gas costs, lower salaries for our employees and a decrease in depreciation.  Our general and administrative expenses consist of transportation, utilities, salaries, management fees, depreciation, office equipment repairs and maintenance as well as gain on disposal of fixed assets.

Our stock based compensation decreased $34,167 to $758,333 for the nine months ended September 30, 2008 from $792,500 for the same period in 2007.  This decrease was due to a lower amount of formerly issued stock based compensation being recognized during this period for investor relations and administrative services.

We did not incur research and development expenses for the nine months ended September 30, 2008 or for the nine months ended September 30, 2007.   Going forward, we anticipate that we will spend approximately $250,000 on research and development during the next 12 months.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Revenue recognition

Revenues are recognized when finished products are shipped to unaffiliated customers, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, and collecting the purchase price is reasonably assured.

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

Foreign Current Conversion

Our functional currency is the Reminbi (“RMB”).  The accompanying financial statements have been expressed in United States dollars, our reporting currency.  The balance sheet is translated into United States dollars based on the rates of exchange ruling at the balance sheet date. The statement of operations is translated using a weighted average rate for the period.  Translation adjustments are reflected as accumulated comprehensive income in shareholders’ equity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Chang-On International, Inc.

By: /s/ Guomin Li
Date: November 7, 2008	Guomin Li
President, Chief Executive Officer Chief Financial Officer, Principal Accounting Officer, Director (Authorized Officer and Principal Financial Officer)