Form 10-K
period 2008-12-31
Chang-On International, Inc.
filed 2009-03-31
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

CHANG-ON INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0302579
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)
514 No. 18 Building High New Technology Development Harbin, Heilongjiang Province, China	86-451-82695010
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant (computed by reference to the last closing price of $0.12 per share as of the last business day of the second fiscal quarter): $6,876,884

Number of common shares outstanding at March 31, 2009: 67,307,366

PART I

Item 1.  Description of Business

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “could”, "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Chang-On" mean Laburnum Ventures Inc. and all of our subsidiaries, unless otherwise indicated.

All dollar amounts in this annual report refer to US dollars unless otherwise indicated.

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

Chang-On HK is a holding company with one asset: 61% of the equity in Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a corporation organized under the laws of China.  The remaining 39% of the registered capital of Hongbo is owned by Guomin Li (29%) and Su Yu (10%), who are members of our Board of Directors.  Hongbo was incorporated in November 2004.   Until September 2006, it was entirely engaged in developing its technology and the factory where its products will be produced.  From September to December 2006, it completed its first sales, realizing $43,023 in revenue from the sale of its products.  For the year ended December 31, 2008 we had generated net sales of $91,786.  Because Hongbo has not yet produced significant revenues, it is still a “development stage company” for financial reporting purposes.

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

Products, Marketing and Competition

At present, Hongbo’s product line consists of wallboard used in building construction.  They are also equipped to manufacture well covers using SF materials. However, the limited nature of the product line is solely a function of a lack of capital resources.  Hongbo currently possesses the know-how to transform SF material into plates, tubes or section bars.  With the necessary funding, they are intending to equip their production facility to produce replacements for medium density fiberboard, steel molding board, a wide range of PVC products, and plasticized steel bars.  They can produce both acid-proof pipe and alkali-proof pipe with SF material – even corrosion resistant junction boxes.  SF products can also be substituted, in whole or in part, for bricks, sand and cement in many construction applications. Their SF products, therefore, not only transform harmful pollutants into safe and usable products, but can replace traditional products, such as PVC-based pipes, the production of which is itself a source of pollution.  Their competitive advantage comes from their proprietary, patent protected products and manufacturing process, low cost of acquisition of raw materials and the environmentally friendly nature of their construction materials.

The Hongbo factory has now been developed to the point where they are capable of producing 1,430 tons of SF materials per year.  Full production, therefore, would yield annual revenues of approximately $900,000, based on the presently quoted price of $625 per ton.  We are actively engaged in negotiations with a number of large construction companies located near our plant in Harbin, China.  Until full utilization of our manufacturing facility occurs, we will be focused on completing equipping our factory and organizing our marketing program.  When full production does commence, Hongbo anticipates that a number of factors will help them to achieve profitability:

•
The cost of raw materials, relative to the resale price of their product, is modest.  They currently pay $50 to $62 per ton to have waste plastic separated from other trash, and obtain coal ash free-of-charge.  Hongbo pays less than $3 per ton to have the waste products transported to their plant.  This is a very cost effective structure for manufacturing of construction materials.

•
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

•
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

Intellectual Property

The accumulation of patents by Hongbo should also provide a significant competitive advantage in the future.  Currently they hold twelve patents separate Chinese patents for proprietary products and manufacturing processes, including patents for:

•	solidified SF board;

•	temperature controlling board;

•	SF material well cover and base;

•	pressing and injection method for the manufacture of SF material; and

•	method of calculation while manufacturing combined materials.

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

Research and Development

We have not had any expenses associated with research and development for the fiscal year ended December 31, 2008.  We have spent $22,578 on research and development from November 26, 2004 (inception) to December 31, 2008.

Employees

We currently have 48 employees. All of our employees are employed on a full time basis.

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

Patent Protection in China

China’s intellectual property protection regime is consistent with those of other modern industrialized countries. China has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. China is also a signatory to most of the world’s major intellectual property conventions, including:

●	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

●	Paris Convention for the Protection of Industrial Property (March 19, 1985);

●	Patent Cooperation Treaty (January 1, 1994); and

●	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

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

Chinese law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a Chinese local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. A preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures also are available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times of the license fee under a contractual license. The infringing party may also be fined by the Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB 500,000 or approximately $73,000.

Item 1A.  Risk Factors

Not Applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 514 No. 18 Building, High New Technology Development, Harbin, Heilongjiang Province, China.  Hongbo’s production facility is located in leased premises at 8 Ha Ping Fu Road, in the Dongli District of Harbin.  The lease calls for annual rental payments of approximately $35,150, plus charges for water, electricity, gas and communications lines.

Item 3.  Legal Proceedings

As of March 31, 2009, we are not party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
Fourth Quarter, 2008	$0.08	$0.015
Third Quarter, 2008	$0.18	$0.03
Second Quarter, 2008	$0.34	$0.07
First Quarter, 2008	$0.35	$0.11
Fourth Quarter, 2007	$0.45	$0.09
Third Quarter, 2007	$0.78	$0.27
Second Quarter, 2007	$1.01	$0.20
First Quarter, 2007	$1.01	$0.20

Holders

As of March 31, 2009, there were 4.062 holders of record of our common stock.

Dividends

For the two most recent fiscal years we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

On March 21, 2007 we filed a Form S-8 registration statement on which we registered 6,000,000 shares of our common stock under our 2007 Equity Incentive Plan.  The following table summarizes the remaining securities to be issued under our 2007 Equity Incentive Plan as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Our 2007 Equity Incentive Plan, implemented on March 21, 2007 provided for the issuance of up to 6,000,000 shares of our common stock to employees, directors or consultants for the provision of services.  As of December 31, 2008, we had issued all 6,000,000 common shares available under our 2007 Equity Incentive Plan.

Recent Sales of Unregistered Securities

From January 1, 2008 to December 31, 2008, we did not make any previously unreported sales of unregistered securities.

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

Liquidity and Capital Resources

As of December 31, 2008, we had cash of $3,798 and a working capital deficit of $185,421. Our accumulated deficit was $2,689,591 at December 31, 2008. Our net loss of $2,795,957 since November 26, 2004 (inception) to December 31, 2008 was mostly funded by our equity financing and shareholder loans. During the fiscal year ended December 31, 2008, we did not raise any funds from equity financing. During the fiscal year ended December 31, 2008 our cash position decreased by $3,582.

We used net cash of $103,823 in operating activities for the fiscal year ended December 31, 2008 compared to net cash of $217,544 in operating activities for the same period in 2007.  This decrease in cash used was mostly due to a decrease in salaries and utilities.  We used net cash of $1,852 in investing activities for the fiscal year ended December 31, 2008 compared to net cash of $105,403 for the same period in 2007.  This substantial decrease was due to a smaller amount of equipment purchases for our factory.

We received net cash of $98,067 from financing activities for the fiscal year ended December 31, 2008 entirely in the form of shareholder loans.  Comparatively we received $246,433 for the same period in 2007, due to proceeds from shareholder loans.  During the fiscal year ended December 31, 2008 our monthly cash requirement was approximately $8,652, compared to approximately $18,129 for the same period in 2007.

The effect of exchange rates on cash was an increase in cash of $4,026 for the fiscal year ended December 31, 2008. The effect of exchange rates on cash was an increase in cash of $19,825 for the fiscal year ended December 31, 2007.

We expect to require a total of approximately $930,000 set out as follows to fully carry out our business plan over the next twelve months beginning April 2009.  Our expenditures for the next twelve months include:

Description	Estimated Expenses ($)
Research and development costs for further products and manufacturing processes	250,000
Consulting fees (including legal and auditing fees)	100,000
Rent expenses	20,000
Marketing expenses	400,000
Investor relations costs	80,000
Other administrative expenses	80,000
Total	930,000

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

We estimate that we require an additional financing of approximately $930,000 to carry out our planned business operations and expansion over the next 12 months.

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

Results of Operations

Revenues

Our total revenues increased $19,841 from $14,461 for the fiscal year ended December 31, 2007 to $34,302 for the fiscal year ended December 31, 2008 entirely from sales of our SF construction materials.  The increase in total revenues was due to our increased product sales.  As we are a development stage company, our revenue streams are not established and thus our product sales are unstable. Since November 26, 2004 to December 31, 2008 we generated total revenues of $91,786.

Net Loss

We incurred net loss of $978,188 for the fiscal year ended December 31, 2008, compared to net loss of $1,598,147 for the same period in 2007. The decrease of $619,959 in net loss was largely the result of decreased stock-based compensation and fixed asset impairment during the fiscal year ended December 31, 2008.  Since November 26, 2004 to December 31, 2008, we incurred net loss of $2,795,957.  $2,082,500 of our net loss from November 26, 2004 to December 31, 2008 has been the non-cash issuance of stock based compensation to various consultants.

Our net loss per share was $0.02 for the fiscal year ended December 31, 2008 and the same for the same period in 2007.

Expenses

Our total operating expenses decreased $673,289 to $1,027,856 for the fiscal year ended December 31, 2008 from $1,701,145 for the same period in 2007. The significant decrease in total operating expenses was mainly due to decreased stock based compensation, fixed assets impairment and lower salary and utilities costs.

From November 26, 2004 (inception) to December 31, 2008 our total operating expenses were $3,101,645, including $2,082,500 in stock-based compensation, $108,286 in salaries, $91,634 in utilities, 131,332 in depreciation and $22,578 in research and development.

Our salary payments decreased $29,696 to $23,224 for the fiscal year ended December 31, 2008 from $52,920 for the same period in 2007.  Our utilities expenses decreased $35,887 to $23,100 for the fiscal year ended December 31, 2008 from $58,987 for the same period in 2007. The increase in utilities was due to more extensive operations.  Our depreciation expenses decreased $34,622 to $28,322 for the fiscal year ended December 31, 2008 from $62,944 for the same period in 2007.

Additionally, we incurred expenses of $345, 962 for fixed asset impairment for the fiscal year ended December 31, 2007, but did not have any such expenses during the same period in 2008.

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

We are seeking equity financing to provide for the capital required to market our building materials and fully carry out our business plan. We cannot guarantee we will be successful in our business operations. A critical component of our operating plan impacting our continued existence is our ability to obtain additional capital through additional equity and/or debt financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

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

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and all our majority-owned subsidiaries which require consolidation.  Inter-company transactions have been eliminated in consolidation. The functional currency of our operations is Reminbi (“RMB”)

Revenue recognition

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

Foreign currencies translation

Our functional currency is the RMB. The accompanying financial statements have been expressed in United States dollars, our reporting currency.  The balance sheet is translated into United States dollars based on the rates of exchange ruling at the balance sheet date.  The statement of operations is translated using a weighted average rate for the period.  Translation adjustments are reflected as accumulated comprehensive income in shareholders’ equity.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
15 MAIDEN LANE – SUITE 1003 – NEW YORK, NY 10038 – TEL (212) 406-7272 – FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders of
Chang-On International, Inc. and Subsidiaries
(A development stage company)

We have audited the accompanying consolidated balance sheets of Chang-On International, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years ended December 31, 2008 and 2007 and the period November 26, 2004 (inception) to December 31, 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chang-On International, Inc. (a development stage company) as of December 31, 2008 and 2007, and the consolidated results of operations and cash flows for the years ended December 31, 2008 and 2007 and the period November 26, 2004 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated limited revenue and has incurred accumulated losses of $2,689,591 from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company,
Certified Public Accountants, P.C.
New York, New York
March 22, 2009

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE – SUITE 1003 – NEW YORK, NY 10038 – TEL (212) 406-7272 – FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders of
Chang-On International, Inc.
(A development stage company)

We have audited the condensed Parent Only balance sheet of Chang-On International, Inc. as of December 31, 2008 and 2007 and the related condensed Parent Only statements of operations and cash flows for the year ended December 31, 2008 and 2007 included in Footnote 16 to the Consolidated Financial Statements of Chang-On International, Inc. These Parent Only condensed financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the condensed Parent Only financial statements referred to above present fairly, in all material respects, the financial position of Chang-On International, Inc. at December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated limited revenue and has incurred accumulated losses of $2,689,591 from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company,
Certified Public Accountants, P.C.
New York, New York
March 22, 2009

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS
Current Assets
Cash (Note 4)	$3,798	$7,380
Prepaid and other receivables	293	960
Inventories (Note 5)	108,493	50,702
Total Current Assets	112,584	59,042

Property, plant and equipment, net (Note 6)	396,056	400,965
Total Assets	$508,640	$460,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$696	$15,059
Accrued expenses	25,211	1,143
Government subsidy (Note 7)	56,155	52,521
Due to shareholders (Note 8)	215,943	657,017
Total Current Liabilities	298,005	725,740

Minority interest	97,917	-

Stockholders' Deficit:
Common stock, par value $0.001, authorized
100,000,000 shares, issue and outstanding
67,307,366 shares (Note 9)	67,307	67,307
Additional paid in capital	3,067,959	2,708,602
Deficit	(2,689,591)	(1,817,769)
Deferred compensation (Note 10)	(317,500)	(1,230,833)
Accumulated other comprehensive income (loss)	(15,457)	6,960
Stockholders' deficit:	112,718	(265,733)
Total Liabilities and Stockholders' Equity	$508,640	$460,007

The accompanying notes are an integral part of these financial statements.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended Dcember 31, 2008	For the Year Ended December 31, 2007	For the Period November 26, 2004 (inception) to December 31, 2008
Net sales	$34,302	$14,461	$91,786
Cost of sales	(17,299)	(11,383)	(59,096)
Gross profit	17,003	3,078	32,690

Expenses
Salaries	23,224	52,920	108,286
Transportation	8,729	1,849	13,354
Office equipment	2,112	519	6,851
Water, electricity and gas	23,100	58,987	91,634
Other expenses	4,036	15,436	34,847
Advertisement	-	66	556
Rent expense	-	-	3,811
Depreciation	28,322	62,944	131,332
Repairs and maintenance	-	1,025	1,025
R & D expense	-	-	22,578
Loss(Gain) on disposal of fixed assets	-	(7,730)	(7,730)
Stock compensation	913,333	1,169,167	2,082,500
Professional fees	25,000	-	25,000
Fixed assets impairment	-	345,962	345,962
Intangibles writedown	-	-	241,639
Total Expenses	1,027,856	1,701,145	3,101,645
Loss from operations	(1,010,853)	(1,698,067)	(3,068,955)
Other income	7,195	-	7,195
Loss before provision for income tax
and minority interest	(1,003,658)	(1,698,607)	(3,061,760)
Income tax provision	-	-	-
Loss before minority interest	(1,003,658)	(1,698,607)	(3,061,760)
Minority interest	25,470	99,920	265,803
Net loss	$(978,188)	$(1,598,147)	$(2,795,957)

Basic and Fully Diluted Earnings(Loss) per Share	$(0.02)	$(0.02)
Weighted average shares outstanding	65,975,859	65,975,859

The accompanying notes are an integral part of these financial statements.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD NOVEMBER 26, 2004 (INCEPTION) TO DECEMBER 31, 2004 AND THE YEARS ENDED DECEMBER 31, 2005, 2006, 2007 AND 2008

	Common Stock $.001 par value		Additional Paid-In	Accumulated	Deferred	Accumulated Other Comprehensive			Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Total		Income (Loss)
Balance November 26, 2004 (inception)	-	$-	$-	$-	$-	$	$
Capital contribution	-	-	238,693	-	-	-		238,693
Loss from operations	-	-	-	(150,633)	-	-		(150,633)	$(150,633)
Foreign exchange gain(loss)	-	-	-	-	-	(9)		(9)	(9)
Balance December 31, 2004	-	-	238,693	(150,633)	-	(9)		88,051	$(150,633)
Loss from operations	-	-	-	(13,806)	-	-		(13,806)	$(13,806)
Foreign exchange gain	-	-	-	-	-	3,341		3,341	3,341
Balance December 31, 2005	-	-	238,693	(164,439)	-	3,332		77,586	$(10,465)
Capital contribution in Hongbo before reverse merger	-	-	152,462	-	-	--		152,462
Distribution in Hongbo before reverse merger	-	-	(15,246)	-	-	--		(15,246)
Chang-On International Ltd's issuance of common stock in exchange for Hongbo's capital	1	-	-	-	-	-		-
Common stock issued for acquisition of Chang-On International, Ltd. (reverse merger)	60,000,000	60,000	(60,000)	-	-	--
Chang-On International Ltd share exchange	(1)	-	-	-	-	-		-
Reverse merger adjustment	1,307,366	1,307	(1,307)	-	-	-		-
Loss from operations	-	-	-	(55,183)	-	-		(55,183)	$(55,183)
Foreign exchange gain	-	-	-	-	-	8,019		8,019	8,019
Balance December 31, 2006	61,307,366	61,307	314,602	(219,622)	-	11,351		167,638	$(47,164)
Stock issued in exchange for consulting services	6,000,000	6,000	2,394,000	-	(1,230,833)	-		1,169,167
Loss from operations	-	-	-	(1,598,147)	-	-		(1,598,147)	$(1,598,147)
Foreign exchange loss	-	-	-	-	-	(4,391)		(4,391)	(4,391)
Balance December 31, 2007	67,307,366	67,307	2,708,602	(1,817,769)	(1,230,833)	6,960		(265,733)	$(1,602,538)
Amortization of deferred Compensation	-	-	-	-	913,333	-		913,333
Contribution of due to shareholders to paid-in capital (net of minority interest adjustment)	-	-	359,357	106,366	-	-		465,723
Loss from operations	-	-	-	(978,188)	-	-		(978,188)	$(978,188)
Foreign exchange loss	-	-	-	-	-	(22,417)		(22,417)	(22,417)
Balance December 31, 2008	67,307,366	$67,307	3,067,959	$(2,689,591)	$(317,500)	$(15,457)		$112,718	$(1,000,605)

The accompanying notes are an integral part of these financial statements.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period November 26, 2004 (inception) to December 31, 2008
Operating Activities:
Net gain (loss)	$(978,188)	$(1,598,147)	$(2,795,957)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	33,921	63,617	140,794
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	345,962	345,962
Gain on disposal of fixed assets	-	(7,730)	(7,730)
Stock issued for consulting	913,333	1,167,167	2,080,500
Minority interest (loss)	25,470	(99,920)	(265,803)
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	-	7,381	-
(Increase)/decrease in prepaid and other receivables	667	1,577	(293)
(Increase)/decrease in inventory	(57,791)	(32,120)	(108,493)
Increase/(decrease) in accounts payable	(14,363)	(56,263)	695
Increase/(decrease) in accrued expenses	24,068	(9,068)	25,211
Decrease in government subsidy	-	-	(50,038)
Net cash used by operating activities	(103,823)	(217,544)	(393,513)

Investing Activities
Purchase of fixed assets	(1,852)	(105,403)	(710,118)
Loan to shareholders	-	-	(24,659)
Repay of loan to shareholders	-	-	24,659
Net cash used by investing activities	(1,852)	(105,403)	(710,118)

Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from government subsidy	-	-	99,130
Proceeds from shareholder loans	98,067	258,732	740,702
Repay of shareholder loans	-	(12,299)	(12,299)
Net cash provided by financing activities	98,067	246,433	1,076,642

Effect of exchange rate changes on cash	4,026	19,825	30,787

Increase(decrease) in cash	(3,582)	(56,689)	3,798
Cash at beginning of period	7,380	64,069	-
Cash at end of period	$3,798	$7,380	$3,798

Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$259	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$2,400,000	2,400,000
Contribution of shareholder’s loan to paid in capital	$589,110	$-	589,100

The accompanying notes are an integral part of these financial statements.

Chang-On International, Inc. and Subsidiaries
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

Chang-On is a holding company that owns 61% of the registered capital of Hongbo on November 26, 2004. Hongbo is engaged in the business of manufacturing construction materials from waste products. All of Hongbo’s business is currently in the PRC.

The Company is considered to be a development stage company, as it has not generated substantial revenues from operations.

Note 2- GOING CONCERN

The Company had incurred accumulated losses of $2,689,591 from operations since inception and has limited operations. The Company is actively pursuing additional funding and strategic partners, which would enhance owners’ investment.

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•
Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The consolidated financial statements include all the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

The caption "Due to shareholders" represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Refer to Note 8.

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

•
Net loss per share

Net loss per share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2008 or 2007.

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

•
New Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160).  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The adoption of SFAS No. 160 was not material to the Company's financial statements or results of operations.

On December 4, 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R).  SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS No. 141R was not material to the Company's financial statements or results of operations.

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

Note 4- CASH

Cash consists of the following:

	December 31, 2008	December 31, 2007

Cash on hand	$747	$5,246
Cash in bank	3,051	2,134
	$3,798	$7,380

Note 5- INVENTORIES

Inventories consist of the following:

	December 31, 2008	December 31, 2007

Raw Material	$38,330	$50,702
Finished Goods	70,163	-
	$108,493	$57,072

Note 6- PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:
	December 31, 2008	December 31, 2007

Machinery and Equipment	$335,863	$241,322
Office Equipment	7,676	7,179
Vehicle	6,889	6,443
Construction in Progress	136,884	199,056
	487,312	454,000
Less: Accumulated Depreciation	(91,256)	(53,035)
	$396,056	$400,965

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $33,921 and $63,617, including cost and operating expense, for the nine months ended December 31, 2008 and 2007, respectively.

Note 7- GOVERNMENT SUBSIDY

During 2005, the Company received a government subsidy of approximately $100,000 from the Finance Department of Heilongjiang Province to be used for research and development activities. This subsidy reduces the cost of the Company’s research and development activities. Any unused portion of the subsidy has to be returned to the province. At December 31, 2008, the Company had not used $56,155 of the subsidy.

Note 8- DUE TO SHAREHOLDERS

Due to Shareholders consists of the following:
	December 31, 2008	December 31, 2007
Li, Yukun	$22,323	$15,395
Li, Guomin	191,697	639,699
Zhou, Qingwei	1,923	1,923
	$215,943	$657,017

Li Guomin had been a shareholder of Hongbo since November 2006. Zhou, Qingwei has been a shareholder of Chang-On since September 2006.  Under the Agreement for the Share Exchange on December 29, 2006, Li, Guomin and Zhou, Qingwei acquired 17,400,000 and 36,600,000 shares of Gold Standard, Inc. respectively.

In October 2008, the Company approved Li, Guomin’s contribution for $589,110 of his loan to additional paid in capital.

Note 9- COMMON STOCK

Under the Agreement for the Share Exchange, Gold Standard, Inc. issued to the shareholders of Chang-On 60,000,000 shares of common stock. There were 1,307, 366 shares issued and outstanding before the share exchange. On March 23, 2007, the Company filed a Form S-8 to register 6,000,000 common shares for stock based compensation (Note 10). The Company has a total of 67,307,366 shares issued and outstanding as of December 31, 2008.

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

For the years ended December 31, 2008 and 2007, $913,333 and $1,169,167 of the above stock compensation was charged to operating expenses and $317,500 and $1,230,833 was recorded as deferred compensation respectively.

Note 11- INCOME TAXES

Prior to January 1, 2008, the Company was governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the previous income tax laws and rules). Pursuant to the previous income tax laws and rules, wholly-owned foreign enterprises were subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax). Due to the Company’s net loss, there was no provision for income taxes.

In March 2007, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which were effective January 1, 2008. The Corporate Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. The previous income tax laws and rules, which stipulated income tax rates for domestic and foreign invested enterprises at different rates, expired upon the effectiveness of the Corporate Income Tax Law.

The components of the Company’s Tax provision were as follows:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Current income tax expense (benefit)
PRC Enterprise Income Tax	$-	$-
United States Federal Income Tax	-	-
	-	-
Deferred income tax expense (benefit)
PRC Enterprise Income Tax	-	-
United States Federal Income Tax	-	-
	-	-

Total provision for income taxes	$-	$-

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	December 31, 2008	December 31, 2007
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC enterprise income tax rate	25%	33%
Provision for income tax	25%	33%

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  No material deferred tax liabilities or assets existed as of July 31, 2008 and 2007.

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized.

It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

The Company has no United States corporate income tax liability as of December 31, 2008 and 2007.

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

Note 14- EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the nine months ended December 31, 2008 and 2007.

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

Note 16- CONDENSED PARENTS COMPANY FINANCIAL INFORMATION

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of Chang-On International, Inc. exceed 25% of the consolidated net assets of Chang-On International, Inc. The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and a substantial majority of our revenues are generated in China, a majority of our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outsides of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

CHANG-ON INTERNATIONAL, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS

Investment in subsidiaries at equity	$112,718	$-
Total Assets	$112,718	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Investment in subsidiaries at equity	$-	$265,733

Common stock $.0001 par value; 100,000,000 shares authorized; 67,307,366 shares issued and outstanding	67,307	67,307
Additional paid-in capital	3,067,959	2,708,602
Accumulated deficit	(2,689,591)	(1,817,769)
Deferred Compensation	(317,500)	(1,230,833)
Accumulated other comprehensive income (loss)	(15,457)	6,960
Total liabilities and stockholders' equity (deficit)	$112,718	$-

CHANG-ON INTERNATIONAL, INC.

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2007
Revenue	$-	$-
Stock-based compensation	913,333	1,169,167
Investment loss	64,855	428,980
Loss before income tax	(978,188)	(1,598,147)

Provision for income tax	-	-
Net Loss	$(978,188)	$(1,598,147)

CHANG-ON INTERNATIONAL, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

Cash Flows from Operating Activities
Net Loss	$(978,188)	$(1,598,147)
Stock-based compensation	913,333	1,169,167
Investment loss	64,855	428,980
Net Cash Provided by (Used in) Operating Activities	-	-

Net Cash Provided by (Used in) Investing Activities	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Net Change in Cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The accounting firm of Kempisty & Co, Certified Public Accountants, audited our financial statements for the years ended December 31, 2007 and December 31, 2008.  There have been no changes in or disagreements with our accounting firm on accounting and financial disclosure.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We have no formal audit committee.

2. There is a risk of management override given that our senior officers have a high degree of involvement in our day to day operations.

3. There is no formal policy on fraud at this time.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, the Company concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal control.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Kempisty & Company PCAS P.C., an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of our executive officers and directors as of December 31, 2008.

Name and Age	Position(s) Held in Chang-On International, Inc.	Tenure	Other Directorships Held by Director
Lu Guomin, 48	Director, President, Chief Executive Officer, Chief Financial Officer	From December 29, 2006 to present	None
Su Yu, 32	Director	From December 29, 2006 to present	None
Zhou Qingwei, 48	Director	From December 29, 2006 to present	None

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

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all necessary Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2008 were filed.

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

Item 11.  Executive Compensation

The following table sets forth, as of December 31, 2008, compensation awarded to our Principal Executive Officer (PEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guomin Li	2006	300	0	0	0	0	0	0	300
	2007	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

(1) Guomin Li is our President, Director, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

Compensation Committee Report

Our Chief Financial Officer and Chief Executive Officer reviewed the Compensation Discussion and Analysis and the requirements pertaining to this item. He has determined that no disclosure is necessary as we have not adopted any compensation programs and we have approved that a statement to that effect be disclosed in this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2009 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of March 31, 2009, there were 67,307,366 common shares issued and outstanding.   We did not have any options or warrants issued and outstanding.

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

(2)  Based on 67,307,366 issued and outstanding shares of common stock as of March 31, 2009

(3)  Guomin Li is our director, President, Chief Executive Officer and Chief Financial Officer.

(4)  Qingwei Zhou is our director.

(5)  Su Yu is our director.

Item 13.  Certain Relationships, Related Transactions and Director Independence

As at December 31, 2008 and December 31, 2007 we owed the following amounts to certain shareholders:

Due to Shareholders consists of the following:

	December 31, 2008	December 31, 2007
Li, Yukun	$22,323	$15,395
Li, Guomin	191,697	639,699
Zhou, Qingwei	1,923	1,923
	$215,943	$657,017

In October 2008, we approved Li, Guomin’s contribution for $589,110 of his loan to additional paid in capital.

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

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Kempisty & Co, CPA for the audit of our annual financial statements for the year ended December 31, 2008 and 2007 and any other fees billed for other services rendered by Kempisty & Co, CPA during these periods. Audit fees include the fee for the quarterly review of Form 10-Qs.  All fees are paid by US dollars.

	Year Ended December 31, 2007	Year Ended December 31, 2008
Audit fees	$32,500	$34,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$32,500	$34,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors acted as our Audit Committee during the fiscal year ended December 31, 2008 and pre-approved all audit related services in the fiscal year ended December 31, 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibit	Exhibit
Number	Description
2.1	Subsidiaries

Chang-On International Limited, a company incorporated under the laws of Hong Kong as a limited liability company on September 8, 2006
Harbin Hongbo Environment Protection Material, Inc., a corporation organized under the laws of China in November 2004.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Chang-On International, Inc.

By: /s/ Guomin Li
Date: March 31, 2009	Guomin Li
President, Chief Executive Officer Chief Financial Officer, Principal Accounting Officer, Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guomin Li	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director	March 31, 2009
Guomin Li

/s/ Su Yu	Director	March 31, 2009
Su Yu

/s/ Zhou Qingwei	Director	March 31, 2009
Zhou Qingwei