Form 10-Q
period 2009-03-31
Chang-On International, Inc.
filed 2009-05-19
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☒

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

As of May 15, 2009, the registrant’s outstanding common stock consisted of 67,307,366 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of Chang-On International, Inc., and subsidiaries (the “Company”, “Chang-On”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

The consolidated financial statements of the Company, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2008.

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	2008

ASSETS
Current Assets
Cash	$2,129	$3,798
Prepaid and other receivables	293	293
Inventories (Note 4)	108,316	108,493
Total Current Assets	110,738	112,584

Property, plant and equipment, net (Note 5)	386,773	396,056

Total Assets	$497,511	$508,640

LIABILITIES
Current Liabilities
Trade accounts payable	$19,719	$696
Accrued expenses	25,146	25,211
Government subsidy (Note 6)	56,064	56,155
Due to shareholders (Note 7)	215,594	215,943
Total Current Liabilities	316,523	298,005

Total Liabilities	316,523	298,005

EQUITY
Chang-On International, Inc Stockholders' Equity:
Common stock, par value $0.001, authorized
100,000,000 shares, issue and outstanding
67,307,366 shares (Note 8)	67,307	67,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(2,824,948)	(2,689,591)
Deferred Compensation (Note 9)	(200,000)	(317,500)
Accumulated comprehensive income	(15,697)	(15,457)
Total Chang-On International, Inc Stockholders' equity	94,621	112,718

Noncontrolling interest	86,367	97,917

Total Equity	180,988	210,635

Total Liabilities and Equity	$497,511	$508,640

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended		For the Period November 26, 2004 (inception) to March 31, 2009
	March 31, 2009	2008

Net sales	$-	$-	$91,786
Cost of sales	-	-	(59,096)
Gross profit	-	-	32,690

Expenses
Salaries	3,511	6,937	111,797
Transportation	-	1,321	13,354
Office equipment	15	336	6,866
Water, electricity and gas	17,006	1,257	108,640
Other expenses	86	2,476	34,933
Advertisement	-	-	556
Rent expense	-	-	3,811
Depreciation	8,635	4,126	139,967
R & D expense	-	-	22,578
Repairs and maintenance	-	-	1,025
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	117,500	315,000	2,200,000
Professional fees	-	-	25,000
Fixed assets impairment	-	-	345,962
Intangibles writedown	-	-	241,639
Total Expenses	146,753	331,453	3,248,398

Total Expenses and loss from operations	(146,753)	(331,453)	(3,215,708)

Other income	-	6,981	7,195

Loss before provision for income tax	(146,753)	(324,472)	(3,208,513)

Income tax provision	-	-	-

Net loss	(146,753)	(324,472)	(3,208,513)

Less: Net loss attributable to the noncontrolling interest	11,396	-	277,199

Net loss attributable to Chang-On International, Inc common Stockholders	$(135,357)	(324,472)	$(2,931,314)

Basic and Fully Diluted Earnings per Share	$(0.00)	$(0.00)

Weighted average shares outstanding	67,307,366	67,307,366

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Period November 26, 2004 (inception) to March 31, 2009
	March 31, 2009	March 31, 2008

Net loss	$(146,753)	$(324,472)	$(3,208,513)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(394)	(10,913)	(16,141)

Comprehensive loss	(147,147)	(335,385)	(3,224,654)
Comprehensive loss attributable to the noncontrolling interest	11,550	-	251,885

Comprehensive loss attributable to WWBP	$(135,597)	$(335,385)	$(2,972,769)

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

	Total		Comprehensive Income	Common Stock		Additional	Accumulated		Deferred		Accumulated		Noncontrolling
				$0.001 Par Value		Paid-In	Deficit		Compensation		Comprehensive		Interest
				Shares	Amount	Capital					Income (loss)

Balance at December 31, 2008	$210,635		$-	67,307,366	$67,307	$3,067,959	$(2,689,591	) $	(317,500	) $	(15,457	) $	97,917

Amortization of deferred compensation	117,500								117,500

Comprehensive Loss
Net Loss	(146,753)		(146,753)				(135,357)						(11,396)
Other Comprehensive loss, net of tax:
Foreign currency translation loss	(394)		(394)								(240)		(154)

Comprehensive loss	(147,147	) $	(147,147)

Balance March 31, 2009	$180,988			67,307,366	$67,307	$3,067,959	$(2,824,948	) $	(200,000	) $	(15,697	) $	86,367

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three Months Ended		For the Period November 26, 2004
	March 31, 2009	March 31, 2008	(inception) to March 31, 2009

Operating Activities:
Net loss	$(146,753)	$(324,472)	$(3,208,513)
Adjustments to reconcile net loss to net cash used by operations

Depreciation (cost and expense)	8,635	8,189	149,429
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	345,962
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	117,500	315,000	2,198,000
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	-	-	-
(Increase)/decrease in prepaid and other receivables	-	675	(293)
(Increase)/decrease in inventory	-	(27,968)	(108,493)
Increase/(decrease) in accounts payable	19,023	606	19,718
Increase/(decrease) in accrued expenses	-	4,202	25,211
Decrease in government subsidy	-	-	(50,038)
Net cash used by operating activities	(1,595)	(23,768)	(395,108)

Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repay of loan from shareholders	-	-	24,659
Net cash (used) by investing activities	-	-	(710,118)

Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from government subsidy	-	-	99,130
Proceeds from shareholder loans	-	137,569	740,702
Repay of loan to shareholders	-	-	(12,299)
Net cash provided by financing activities	-	137,569	1,076,642

Effect of exchange rate changes on cash	(74)	(24,781)	30,713

Increase(decrease) in cash	(1,669)	89,020	2,129
Cash at beginning of period	3,798	7,380	-
Cash at end of period	$2,129	$96,400	$2,129

Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$4	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$589,100

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

Note 2- GOING CONCERN

As of March 31, 2009, the Company had incurred accumulated losses of $2,824,948 from operations since inception and has limited operations. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment.

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation
These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

The consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2009. Interim results are not necessarily indicative of the results for the full year.

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

● Fair Value of Financial Instruments
The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2009, due to the relatively short-term nature of these instruments.  Unless otherwise noted, it is management opinion that the Company is not exposed to significant interest, currency or credit risk arising from those financial instruments.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

● Newly adopted Accounting Principles
In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions.  SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted SFAS No. 141R effective January 1, 2009.  The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements for the three months ended March 31, 2009 because we did not complete any business combinations in the first quarter of 2009.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling interest in Consolidated Financial Statements”.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  We adopted SFAS No. 160 effective January 1, 2009.  The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements for the three months ended March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  We adopted SFAS No. 160 effective January 1, 2009. The adoption of SFAS 161 had no impact on the Financial Statements.

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.   We adopted SFAS No. 142-3 effective January 1, 2009. The adoption of FSP FAS 142-3 had no impact on the Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).   We adopted EITF 03-6-1 effective January 1, 2009. The adoption of FSP EITF 03-6-1 did not have a material impact on the Financial Statements.

● New Accounting Pronouncements
In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132 (R)-1 does not change the accounting treatment for postretirement benefits plans. FSP 132(R)-1 is effective for us for fiscal year 2009.  The Company does not currently have a defined benefit pension or other post retirement plan.

CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally,FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter of fiscal year 2009.

Note 4- INVENTORIES

Inventories consist of the following:

	March 31, 2009	December 31, 2008

Raw Material	$38,267	$38,330
Finished Goods	70,049	70,163
	$108,316	$108,493

Note 5- PROPERTY, PLANT AND EQUIPMENT

:	March 31, 2009	December 31, 2008

Property, Plant and Equipment consist of the following
Machinery and Equipment	$335,316	$335,863
Office Equipment	7,664	7,676
Vehicle	6,878	6,889
Construction in Progress	136,661	136,884
	486,519	487,312
Less: Accumulated Depreciation	(99,746)	(91,256)
	$386,773	$396,056

CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5- PROPERTY, PLANT AND EQUIPMENT (continued)

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $8,635 and $8,189, including cost and operating expense, for the three months ended March 31, 2009 and 2008, respectively.

Note 6- GOVERNMENT SUBSIDY

During 2005, the Company received approximately $100,000 in a government subsidy from the Finance Department of Heilongjiang Province to be used for research and development activities. This subsidy reduces the cost of the Company’s research and development activities. Any unused portion of the subsidy has to be returned to the province. At March 31, 2009, the Company had not used $56,064 of the subsidy.

Note 7- DUE TO SHAREHOLDERS

	March 31, 2009	December 31, 2008

Due to Shareholders consists of the following:
Li, Yukun	$22,287	$22,323
Li, Guomin	191,384	191,697
Zhou, Qingwei	1,923	1,923
	$215,594	$215,943

Li Guomin had been a shareholder of Hongbo since November 2006. Zhou, Qingwei has been a shareholder of Chang-On since September 2006.  Under the Agreement for the Share Exchange on December 29, 2006, Li, Guomin and Zhou, Qingwei acquired 17,400,000 and 36,600,000 shares of Gold Standard, Inc. respectively.
Note 8- COMMON STOCK

Under the Agreement for the Share Exchange, Gold Standard, Inc. issued to the shareholders of Chang-On 60,000,000 shares of common stock. With 1,307, 366 shares issued and outstanding before the shares exchange. On March 23, 2007, the Company filed S-8 to register 6,000,000 common shares for stock based compensation (Note 9). There is a total of 67,307,366 shares issued and outstanding for the Company as of March 31, 2009.

Note 9-STOCK BASED COMPENSATION

On January 19, 2007, the Company entered into an agreement with Li, Yaru for legal services in PRC for a term of two years, pursuant to which the Company issued 900,000 shares of common stock in April2007. The fair market value amounted to $360,000, which is being amortized over the term of the agreement.

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

For the three months ended March 31, 2009, $117,500 of the above stock compensation was charged to operating expenses and $200,000 was recorded as deferred compensation.

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

Note 11- OPERATING RISK (continued)

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

Note 12- EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the nine months ended March 31, 2009 and 2008.

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

Business Overview

We are principally engaged in the business of waste recycling and reutilization in the People’s Republic of China (“China”) through our wholly owned subsidiary, Chang-On International Limited, a company incorporated under the laws of Hong Kong as a limited liability company on September 8, 2006.

Chang-On HK is a holding company with one asset: 61% of the equity in Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a corporation organized under the laws of China.  The remaining 39% of the registered capital of Hongbo is owned by Guomin Li (29%) and Su Yu (10%), who are members of our Board of Directors.  We manufacture construction material out of waste plastic and waste coal ash.  From inception to March 31, 2009 we have generated revenues of $90,578 from the sale of our products.

Liquidity and Capital Resources

As of March 31, 2009, we had cash of $2,129 and a working capital deficiency of $205,785.  As at March 31, 2009 our accumulated deficit was $2,824,948.  Our net loss for the period from our inception on November 26, 2004 until March 31, 2009 was $3,208,513.  Our loss has been primarily funded by proceeds from shareholder loans.  During the three months ended March 31, 2009, we did not raise any money in equity financing and we did not receive any shareholder loans compared to a shareholder loan of $137,569 which we received during the same period in 2008.  During the three months ended March 31, 2009 our cash position decreased by $1,669,

We used net cash of $1,595 in operating activities for the three months ended March 31, 2009 compared to net cash of $23,768 in operating activities for the same period in 2008.  We have used $395,108 on operating activities from our inception on November 26, 2004 until March 31, 2009.  The difference in cash used in operating activities is attributed mostly to a decrease in operating activities due to season demand for our products.

We did not use any cash in investing activities during the period ended March 31, 2009 or the same period in 2008, but have used $710,118 in investing activities, for the purchase of fixed assets for our manufacturing plant from our inception on November 26, 2004 until March 31, 2009.

We received no cash from financing activities for the three months ended March 31, 2009 compared to net cash of $137,569 during the same period in 2008.  All cash received during the period in 2008 was provided by proceeds from shareholder loans.  We did not raise any funds through the sale of our securities during the three months ended March 31, 2009 or during the same period in 2008.

The exchange rates  imposed a loss of $74 on our cash position during the three months ended March 31, 2009 compared to a loss of $24,781 during the same period in 2008.  Since our inception on November 26, 2004 until March 31, 2009, we have gained $30,713 due to the effect of exchange rates on our cash position.

During the three months ended March 31, 2009 our monthly cash requirement was approximately $532, compared to our cash requirements of approximately $7,923 for the same period in 2008.

We expect to require a total of approximately $930,000 set out as follows to fully carry out our business plan over the next twelve months beginning June 2009.  Our expenditures for the next twelve months include:

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

Results of Operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 and from inception to March 31, 2009.

Revenues

We generated no revenues for the three months ended March 31, 2009 and none in the same period in 2008.  Since inception on November 26, 2004 to March 31, 2009 we generated total revenues of $91,786.  As we are a development stage company, our revenue streams are not established and thus our product sales are unstable.  We generated no revenues during the period ended March 31, 2009 because construction is traditionally very limited in our local area during this time.

Net Loss

We incurred a net loss of $146,753 for the three months ended March 31, 2009, compared to a net loss of $324,472 for the same period in 2008. The decrease of $177,719 in net loss was a result of less stock-based compensation during the three months ended March 31, 2009.  From inception on November 26, 2004 to March 31, 2009, we have incurred net loss of $3,208,513.

Our net loss per share was $0.00 for the three months ended March 31, 2009 and $0.00 for the same period in 2008.

Expenses

Our total operating expenses decreased from $331,453 for the three months ended March 31, 2008 to $146,753 for the three months ended March 31, 2009.  The reason for the decrease was less issuance of stock based compensation. Since our inception on November 26, 2004 to March 31, 2009, we have incurred total operating expenses of $3,248,398.

Our expenses, net of stock-based compensation, increased $12,800 from $16,453 to $29,253 for the three months ended March 31, 2009 compared to the same period in 2008.  This increase was mainly due to an increase of $15,749 for water, electricity and gas compared to the same period in 2008.

Our stock compensation decreased $140,001 to $117,500 for the three months ended March 31, 2009 from $315,000 for the same period in 2008.  From inception on November 26, 2004 to March 31, 2009, we have incurred stock based compensation expenses of $2,200,000.

We did not incur research and development expenses for the three months ended March 31, 2009 or for the same period in 2008.   Since our inception on November 26, 2004 until March 31, 2009 we have spent $22,578 on research and development.  Going forward, we anticipate that we will spend approximately $250,000 on research and development during the next 12 months.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls

We  carried out an evaluation, under the supervision and with the participation   of  our  management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered in this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange  Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate  to allow timely decisions regarding required disclosure.

Changes in internal controls

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Chang-On International, Inc.

By: /s/ Guomin Li
Date: May 19, 2009	Guomin Li
President, Chief Executive Officer, Chief Financial Officer, Principal, Accounting Officer, Director