Form 10-Q
period 2009-06-30
Chang-On International, Inc.
filed 2009-08-14
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2009, the registrant’s outstanding common stock consisted of 67,307,366 shares.

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

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash	$56,664	$3,798
Prepaid and other receivables	293	293
Inventories (Note 4)	108,362	108,493
Total Current Assets	165,319	112,584

Property, plant and equipment, net (Note 5)	378,299	396,056

Total Assets	$543,618	$508,640

LIABILITIES
Current Liabilities
Trade accounts payable	$696	$696
Accrued expenses	25,146	25,211
Government subsidy (Note 6)	56,088	56,155
Due to shareholders (Note 7)	296,205	215,943
Total Current Liabilities	378,135	298,005

Total Liabilities	378,135	298,005

EQUITY
Chang-On International, Inc Stockholders' Equity:
Common stock, par value $0.001, authorized
100,000,000 shares, issue and outstanding
67,307,366 shares (Note 8)	67,307	67,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(2,884,491)	(2,689,591)
Deferred Compensation (Note 9)	(150,000)	(317,500)
Accumulated comprehensive income	(15,639)	(15,457)
Total Chang-On International, Inc Stockholders' equity	85,136	112,718

Noncontrolling interest	80,347	97,917

Total Equity	165,483	210,635

Total Liabilities and Equity	$543,618	$508,640

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period November 26, 2004 (inception) to March 31,
	2009	2008	2009	2008	2009

Net sales	$-	$32,742	$-	$32,742	$91,786
Cost of sales	-	(16,433)	-	(16,433)	(59,096)
Gross profit	-	16,309	-	16,309	32,690

Expenses
Salaries	3,514	6,176	7,025	13,113	115,311
Transportation	-	1,881	-	3,202	13,354
Office equipment	13	54	28	390	6,879
Water, electricity and gas	3,310	5,704	20,316	6,961	111,950
Other expenses	123	887	209	3,363	35,056
Advertisement	-	-	-	-	556
Rent expense	-	-	-	-	3,811
Depreciation	8,641	7,033	17,276	11,159	148,608
R & D expense	-	-	-	-	22,578
Repairs and maintenance	-	-	-	-	1,025
Gain on disposal of fixed assets	-	-	-	-	(7,730)
Stock compensation	50,000	221,667	167,500	536,667	2,250,000
Professional fees	-	-	-	-	25,000
Fixed assets impairment	-	-	-	-	345,962
Intangibles writedown	-	-	-	-	241,639
Total Expenses	65,601	243,402	212,354	574,855	3,313,999

Total expenses and loss from operations	(65,601)	(227,093)	(212,354)	(558,546)	(3,281,309)

Other income	-	102	-	7,083	7,195

Loss before provision for income tax	(65,601)	(226,991)	(212,354)	(551,463)	(3,274,114)

Income tax provision	-	-	-	-	-

Net loss	(65,601)	(226,991)	(212,354)	(551,463)	(3,274,114)

Less: Net loss attributable to the noncontrolling interest	6,058	-	17,454	-	283,257

Net loss attributable to Chang-On International, Inc
common stockholders	$(59,543)	$(226,991)	$(194,900)	(551,463)	$(2,990,857)

Basic and Fully Diluted Earnings per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	67,307,366	67,307,366	67,307,366	67,307,366

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period November 26, 2004 (inception) to June 30,
	2009	2008	2009	2008	2009

Net loss	$(65,601)	$(226,991)	$(212,354)	$(551,463)	$(3,274,114)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	96	(6,388)	(298)	(17,301)	(15,755)

Comprehensive loss	(65,505)	(233,379)	(212,652)	(568,764)	(3,289,869)
Comprehensive loss attributable to the noncontrolling interest	6,020	-	17,570	-	283,373

Comprehensive loss attributable to Chang-On International, Inc.	$(59,485)	$(233,379)	$(195,082)	$(568,764)	$(3,006,496)

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

			Chang-On International, Inc. Stockholders
			Common Stock		Additional			Accumulated
		Comprehensive	$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive	Noncontrolling
	Total	Income	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interest

Balance December 31, 2008	$210,635	$-	67,307,366	$67,307	$3,067,959	$(2,689,591)	$(317,500)	$(15,457)	$97,917

Amortization of deferred compensation	167,500						167,500

Comprehensive loss:
Net loss	(212,354)	(212,354)				(194,900)			(17,454)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(298)	(298)						(182)	(116)

Comprehensive loss	(212,652)	$(212,652)

Balance June 30, 2009	$165,483		67,307,366	$67,307	$3,067,959	$(2,884,491)	$(150,000)	$(15,639)	$80,347

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,		For the Period November 26, 2004 (inception) to June 30,
	2009	2008	2009
Operating Activities:
Net loss	$(212,354)	$(551,463)	$(3,274,114)
Adjustments to reconcile net loss to net cash used by operations

Depreciation (cost and expense)	17,276	16,670	158,070
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	345,962
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	167,500	536,667	2,248,000
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	-	-	-
(Increase)/decrease in prepaid and other receivables	-	668	(293)
(Increase)/decrease in inventory	-	(57,826)	(108,493)
Increase/(decrease) in accounts payable	-	(14,366)	695
Increase/(decrease) in accrued expenses	(65)	1,058	25,146
Decrease in government subsidy	-	-	(50,038)
Net cash used by operating activities	(27,643)	(68,592)	(421,156)

Investing Activities
Purchase of fixed assets	-	(1,832)	(710,118)
Loan to shareholders	-	-	(24,659)
Repay of loan from shareholders	-	-	24,659
Net cash (used) by investing activities	-	(1,832)	(710,118)

Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from government subsidy	-	-	99,130
Proceeds from shareholder loans	80,262	126,080	820,964
Repay of loan to shareholders	-	-	(12,299)
Net cash provided by financing activities	80,262	126,080	1,156,904

Effect of exchange rate changes on cash	247	(38,994)	31,034

Increase(decrease) in cash	52,866	16,662	56,664
Cash at beginning of period	3,798	7,380	-
Cash at end of period	$56,664	$24,042	$56,664

Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$7	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$589,100

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

Note 2- GOING CONCERN

As of June 30, 2009, the Company had incurred accumulated losses of $2,884,491 from operations since inception and has limited operations. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment.

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

The consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on June 30, 2009. Interim results are not necessarily indicative of the results for the full year.

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

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should reorganize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in s particular jurisdiction).

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at June 30, 2009, due to the relatively short-term nature of these instruments.  Unless otherwise noted, it is management opinion that the Company is not exposed to significant interest, currency or credit risk arising from those financial instruments.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2).  FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator.  Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security.  Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged.  This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements.  Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date.  This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued.  For the Company, this standard was effective beginning April 1, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” and approved the FASB Accounting Standards Codification TM (Codification) as the single source of authoritative nongovernmental US GAAP.  The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification.  Accordingly, this standard will not have an impact on the Company’s consolidated results of operations or financial condition.

Note 4- INVENTORIES

Inventories consist of the following:

	June 30, 2009	December 31, 2008

Raw Material	$38,284	$38,330
Finished Goods	70,078	70,163
	$108,362	$108,493

Note 5- PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	June 30, 2009	December 31, 2008

Machinery and Equipment	$335,460	$335,863
Office Equipment	7,667	7,676
Vehicle	6,881	6,889
Construction in Progress	136,720	136,884
	486,728	487,312
Less: Accumulated Depreciation	(108,429)	(91,256)
	$378,299	$396,056

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $17,276 and $16,670, including cost and operating expense, for the six months ended June 30, 2009 and 2008, respectively.
Note 6- GOVERNMENT SUBSIDY

During 2005, the Company received approximately $100,000 in a government subsidy from the Finance Department of Heilongjiang Province to be used for research and development activities. This subsidy reduces the cost of the Company’s research and development activities. Any unused portion of the subsidy has to be returned to the province. At June 30, 2009, the Company had not used $56,088 of the subsidy.

Note 7- DUE TO SHAREHOLDERS

Due to Shareholders consists of the following:

	June 30, 2009	December 31, 2008
Li, Yukun	$22,296	$22,323
Li, Guomin	271,986	191,697
Zhou, Qingwei	1,923	1,923
	$296,205	$215,943

Li Guomin had been a shareholder of Hongbo since November 2006. Zhou, Qingwei has been a shareholder of Chang-On since September 2006.  Under the Agreement for the Share Exchange on December 29, 2006, Li, Guomin and Zhou, Qingwei acquired 17,400,000 and 36,600,000 shares of Gold Standard, Inc. respectively.

Note 8- COMMON STOCK

Under the Agreement for the Share Exchange, Gold Standard, Inc. issued to the shareholders of Chang-On 60,000,000 shares of common stock. With 1,307, 366 shares issued and outstanding before the shares exchange. On March 23, 2007, the Company filed S-8 to register 6,000,000 common shares for stock based compensation (Note 9). There are a total of 67,307,366 shares issued and outstanding for the Company as of June 30, 2009.

Note 9-STOCK BASED COMPENSATION

On January 19, 2007, the Company entered into an agreement with Li, Yaru for legal services in PRC for a term of two years, pursuant to which the Company issued 900,000 shares of common stock in April 2007. The fair market value amounted to $360,000, which is being amortized over the term of the agreement.

On January 31, 2007, the Company entered into an agreement with Canyon Red Group Limited,  a British Virgin Island corporation, for advisory services on the marketing strategy and implementation of corporate identity for a term of twelve months, pursuant to which the Company issued 700,000 shares of common stock in April 2007. The fair market value amounted to $280,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with Mu, Shiwei for internal audit services for a term of three years, pursuant to which the Company issued 1,500,000 shares of common stock in April 2007. The fair market value amounted to $600,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with I &V Limited,  a British Virgin Island corporation, for advisory services on the sales and distribution channels of certain environmental friendly construction materials in Northern China for a term of eighteen months, pursuant to which the Company issued 1,000,000 shares of common stock in April 2007. The fair market value amounted to $400,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with Billion Profit International Holdings Limited,  a British Virgin Island corporation,  for advisory services on the sales and distribution channels of certain environmental friendly construction materials in Hainan Province of China for a term of twelve months, pursuant to which the Company issued 700,000 shares of common stock in April 2007. The fair market value amounted to $280,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with Prospect Bright Holdings Limited, a British Virgin Island corporation for advisory services on the sales and distribution channels of certain environmental friendly construction materials in Northeast China for a term of twenty-four months, pursuant to which the Company issued 1,200,000 shares of common stock in April 2007. The fair market value amounted to $480,000, which is being amortized over the term of the agreement.

For the six months ended June 30, 2009, $167,500 of the above stock compensation was charged to operating expenses and $150,000 was recorded as deferred compensation.

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

NOTE 12- EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the nine months ended June 30, 2009 and 2008.

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

Business Overview

We are principally engaged in the business of waste recycling and reutilization in the People’s Republic of China (“China”) through our majority owned subsidiary, Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a corporation organized under the laws of China.

We own our interest in Hongbo through Chang-On International Limited, a company incorporated under the laws of Hong Kong as a limited liability company on September 8, 2006 (“Chang-On HK”).  Chang-On HK is a holding company with one asset: 61% of the equity in Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a corporation organized under the laws of China.  The remaining 39% of the registered capital of Hongbo is owned by Guomin Li (29%) and Su Yu (10%), who are members of our Board of Directors.  We manufacture construction material out of waste plastic and waste coal ash.  From inception on November 26, 2004 to June 30, 2009 we have generated revenues of $91,786 from the sale of our products.

Liquidity and Capital Resources

As of June 30, 2009, we had cash of $56,664 and a working capital deficiency of $212,816.  As at June 30, 2009 our accumulated deficit was $2,884,491.  Our net loss for the period from our inception on November 26, 2004 until June 30, 2009 was $3,274,114.  Our loss has been primarily funded by proceeds from shareholder loans and stock-based compensation.  During the six months ended June 30, 2009, we received $80,262 as proceeds from shareholder loans compared to proceeds of $126,080 which we received during the same period in 2008.  During the six months ended June 30, 2009 our cash position increased by $52,866.

We used net cash of $27,643 in operating activities for the six months ended June 30, 2009 compared to net cash of $68,592 in operating activities for the same period in 2008.  We have used $421,156 on operating activities from our inception on November 26, 2004 until June 30, 2009.  The difference in cash used in operating activities is attributed mostly to a decrease in operating activities due to a decrease in seasonal demand for our products.

We did not use any cash in investing activities during the period ended June 30, 2009 compared to $1,832 for the purchase of fixed assets during the same period in 2008, and have used $710,118 in investing activities, for the purchase of fixed assets for our manufacturing plant from our inception on November 26, 2004 until June 30, 2009.

We received $80,262 from financing activities for the six months ended June 30, 2009 compared to net cash of $126,080 during the same period in 2008.  All cash received during the periods in 2009 and 2008 was provided by proceeds from shareholder loans.  We did not raise any funds through the sale of our securities during the six months ended June 30, 2009 or during the same period in 2008.

Exchange rates resulted in a gain of $247 during the six months ended June 30, 2009 compared to a loss of $38,994 during the same period in 2008.  Since our inception on November 26, 2004 until June 30, 2009, we have gained $31,034 due to the effect of exchange rates on our cash position.

During the six months ended June 30, 2009 our monthly cash requirement was approximately $4,607, compared to our cash requirements of approximately $11,432 for the same period in 2008. Given our cash usage during the six months

We expect to require a total of approximately $930,000 set out as follows to fully carry out our business plan over the next twelve months beginning September 2009.  Our expenditures for the next twelve months include:

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

Results of Operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and from inception to June 30, 2009.

Revenues

We generated no revenues for the three months ended June 30, 2009 compared to $32,742 in the same period in 2008.  Since inception on November 26, 2004 to June 30, 2009 we generated total revenues of $91,786.  As we are a development stage company, our revenue streams are not established and thus our product sales are unstable.

Net Loss

We incurred a net loss of $65,601 for the three months ended June 30, 2009, compared to a net loss of $226,991 for the same period in 2008. The decrease of $161,390 in net loss was a result of $171,667 less stock-based compensation issued during the three months ended June 30, 2009.  From inception on November 26, 2004 to June 30, 2009, we have incurred net loss of $3,274,114.
We did not register a net loss per share for the three months ended June 30, 2009 or for the same period in 2008.

Expenses

Our total operating expenses decreased from $243,402 for the three months ended June 30, 2008 to $65,601 for the three months ended June 30, 2009.  The reason for the decrease was less issuance of stock based compensation. Since our inception on November 26, 2004 to June 30, 2009, we have incurred total operating expenses of $3,313,999.

Our expenses, net of stock-based compensation, decreased $6,134 from $21,735 to $15,601 for the three months ended June 30, 2009 compared to the same period in 2008.  This decrease was mainly due to a decrease in payments for salaries and utilities compared to the same period in 2008.

Our stock compensation decreased $171,667 to $50,000 for the three months ended June 30, 2009 from $221,667 for the same period in 2008.  From inception on November 26, 2004 to June 30, 2009, we have incurred stock based compensation expenses of $2,250,000.

We did not incur research and development expenses for the three months ended June 30, 2009 or for the same period in 2008.   Since our inception on November 26, 2004 until June 30, 2009 we have spent $22,578 on research and development.  Going forward, we anticipate that we will spend approximately $250,000 on research and development during the next 12 months.

Results of Operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 and from inception to June 30, 2009.

Revenues

We generated no revenues for the six months ended June 30, 2009 compared to $32,742 in the same period in 2008.As we are a development stage company, our revenue streams are not established and thus our product sales are unstable.

Net Loss

We incurred a net loss of $212,354 for the six months ended June 30, 2009, compared to a net loss of $551,463 for the same period in 2008. The decrease of $339,109 in net loss was a result of less stock-based compensation during the six months ended June 30, 2009.
Our net loss per share was $0.00 for the six months ended June 30, 2009 and $0.01 for the same period in 2008.

Expenses

Our total operating expenses decreased from $574,855 for the six months ended June 30, 2008 to $212,354 for the six months ended June 30, 2009.  The reason for the decrease was less issuance of stock based compensation.

Our expenses, net of stock-based compensation, increased $6,666 from $38,188 to $44,854 for the six months ended June 30, 2009 compared to the same period in 2008.  This increase was mainly due to an increase in utilities and depreciation expenses compared to the same period in 2008.

Our stock compensation decreased $369,167 to $167,500 for the six months ended June 30, 2009 from $536,667 for the same period in 2008.  We did not incur research and development expenses for the six months ended June 30, 2009 or for the same period in 2008.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls

We  carried out an evaluation, under the supervision and with the participation   of  our  management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered in this report.  Based upon that evaluation and the unresolved material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange  Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate  to allow timely decisions regarding required disclosure.
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

Chang-On International, Inc.

Date: August 14, 2009	By: /s/ Guomin Li
Guomin Li
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director