Form 10-Q
period 2009-09-30
Chang-On International, Inc.
filed 2009-11-16
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 16, 2009, the registrant’s outstanding common stock consisted of 67,307,366 shares.

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

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)

INDEX

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$14,917	$3,798
Prepaid and other receivables	293	293
Inventories (Note 4)	107,203	108,493
Total Current Assets	122,413	112,584

Property, plant and equipment, net (Note 5)	369,894	396,056

Total Assets	$492,307	$508,640

LIABILITIES
Current Liabilities
Trade accounts payable	$696	$696
Accrued expenses	25,208	25,211
Government subsidy (Note 6)	78,097	56,155
Due to shareholders (Note 7)	237,797	215,943
Total Current Liabilities	341,798	298,005

Total Liabilities	341,798	298,005

EQUITY
Chang-On International, Inc Stockholders' Equity:
Common stock, par value $0.001, authorized
100,000,000 shares, issue and outstanding
67,307,366 shares (Note 8)	67,307	67,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(2,943,728)	(2,689,591)
Deferred Compensation (Note 9)	(100,000)	(317,500)
Accumulated comprehensive income	(15,568)	(15,457)
Total Chang-On International, Inc Stockholders' equity	75,970	112,718

Noncontrolling interest	74,539	97,917

Total Equity	150,509	210,635

Total Liabilities and Equity	$492,307	$508,640

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period November 26, 2004 (inception) to September 30,
	2009	2008	2009	2008	2009

Net sales	$1,989	$352	$1,989	$33,094	$93,775
Cost of sales	(1,228)	(176)	(1,228)	(16,609)	(60,324)
Gross profit	761	176	761	16,485	33,451

Expenses
Salaries	3,513	6,559	10,538	19,672	118,824
Transportation	-	4,307	-	7,509	13,354
Office equipment	-	1,712	28	2,102	6,879
Water, electricity and gas	3,573	10,826	23,889	17,787	115,523
Other expenses	122	540	331	3,903	35,178
Advertisement	-	-	-	-	556
Rent expense	-	-	-	-	3,811
Depreciation	8,641	8,571	25,917	19,730	157,249
R & D expense	-	-	-	-	22,578
Repairs and maintenance	-	-	-	-	1,025
Gain on disposal of fixed assets	-	-	-	-	(7,730)
Stock compensation	50,000	221,666	217,500	758,333	2,300,000
Professional fees	-	-	-	-	25,000
Fixed assets impairment	-	-	-	-	345,962
Intangibles writedown	-	-	-	-	241,639
Total Expenses	65,849	254,181	278,203	829,036	3,379,848

Total expenses and loss from operations	(65,088)	(254,005)	(277,442)	(812,551)	(3,346,397)

Other income	-	76	-	7,159	7,195

Loss before provision for income tax	(65,088)	(253,929)	(277,442)	(805,392)	(3,339,202)

Income tax provision	-	-	-	-	-

Net loss	(65,088)	(253,929)	(277,442)	(805,392)	(3,339,202)

Less: Net loss attributable to the noncontrolling interest	5,851	-	23,305	-	289,108

Net loss attributable to Chang-On International, Inc
common stockholders	$(59,237)	$(253,929)	$(254,137)	(805,392)	$(3,050,094)

Basic and Fully Diluted Earnings per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	67,307,366	67,307,366	67,307,366	67,307,366

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period November 26, 2004 (inception) to September 30,
	2009	2008	2009	2008	2009

Net loss	$(65,088)	$(253,929)	$(277,442)	$(805,392)	$(3,339,202)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	114	(3,797)	(184)	(21,098)	(15,641)

Comprehensive loss	(64,974)	(257,726)	(277,626)	(826,490)	(3,354,843)
Comprehensive loss attributable to the noncontrolling interest	5,808	-	23,378	-	289,181

Comprehensive loss attributable to Chang-On International, Inc.	$(59,166)	$(257,726)	$(254,248)	$(826,490)	$(3,065,662)

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY(DEFICIT)
(UNAUDITED)
			Chang-On International, Inc. Stockholders
			Common Stock		Additional			Accumulated
		Comprehensive	$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive
	Total	Income	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interest

Balance December 31, 2008	$210,635	$-	67,307,366	$67,307	$3,067,959	$(2,689,591)	$(317,500)	$(15,457)	$97,917

Amortization of deferred compensation	217,500						217,500

Comprehensive loss:
Net loss	(277,442)	(277,442)				(254,137)			(23,305)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(184)	(184)						(111)	(73)

Comprehensive loss	(277,626)	$(277,626)

Balance September 30, 2009	$150,509		67,307,366	$67,307	$3,067,959	$(2,943,728)	$(100,000)	$(15,568)	$74,539

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,		For the Period November 26, 2004 (inception) to September 30,
	2009	2008	2009
Operating Activities:
Net loss	$(277,442)	$(805,392)	$(3,339,202)
Adjustments to reconcile net loss to net cash used by operations

Depreciation (cost and expense)	25,917	25,300	166,711
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	345,962
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	217,500	758,333	2,298,000
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	-	-	-
(Increase)/decrease in prepaid and other receivables	-	665	(293)
(Increase)/decrease in inventory	-	(58,932)	(108,493)
Increase/(decrease) in accounts payable	-	(14,359)	695
Increase/(decrease) in accrued expenses	-	182	25,211
Decrease in government subsidy	-	-	(50,038)
Net cash used by operating activities	(34,025)	(94,203)	(427,538)

Investing Activities
Purchase of fixed assets	-	(1,852)	(710,118)
Loan to shareholders	-	-	(24,659)
Repay of loan from shareholders	-	-	24,659
Net cash (used) by investing activities	-	(1,852)	(710,118)

Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from government subsidy	21,942	-	121,072
Proceeds from shareholder loans	80,499	137,282	821,201
Repay of loan to shareholders	(58,545)	-	(70,844)
Net cash provided by financing activities	43,896	137,282	1,120,538

Effect of exchange rate changes on cash	1,248	(46,328)	32,035

Increase(decrease) in cash	11,119	(5,101)	14,917
Cash at beginning of period	3,798	7,380	-
Cash at end of period	$14,917	$2,279	$14,917

Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$9	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$589,100

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

Note 2- GOING CONCERN

As of September 30, 2009, the Company had incurred accumulated losses of $2,943,728 from operations since inception and has limited operations. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners’ investment.

CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation
These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

The consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on March 3, 2009. Interim results are not necessarily indicative of the results for the full year.

The Company has evaluated subsequent events through the date that the financial statements were issued, which was November 16, 2009, the date of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

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

● Fair Value of Financial Instruments
The Company adopted the standard “Fair Value Measurements” , codified with ASC 820 and effective January 1, 2008.  The provisions of ASC 820 are to be applied prospectively.

ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date).  Under ASC 820, fair value measurements are not adjusted for transaction cost.  ASC 820  provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:
Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3:	Unobservable inputs. Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Availability of observable inputs can vary and is affected by a variety of factors.  The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

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

CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
● New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification TM  (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In December 2008, the FASB issued an accounting standard regarding a company’s disclosures about postretirement benefit plan assets.  This standard requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this standard requires disclosures similar to those required for fair value measurements and disclosures under ASC 820 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. The disclosures under this standard are required for annual periods ending after December 15, 2009. The Company is currently evaluating the requirements of these additional disclosures.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For the Company, this standard was effective beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009. The additional disclosures required by this standard are included in Note 1.

CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value , which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. For the Company, this ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

Note 4- INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2009	2008

Raw Material	$38,308	$38,330
Finished Goods	68,895	70,163
	$107,203	$108,493

CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	September 30,	December 31,
	2009	2008

Machinery and Equipment	$335,675	$335,863
Office Equipment	7,672	7,676
Vehicle	6,885	6,889
Construction in Progress	136,807	136,884
	487,039	487,312
Less: Accumulated Depreciation	(117,145)	(91,256)
	$369,894	$396,056

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment    10%
Office Equipment                       20%
Vehicle                                     10%

The depreciation was $25,917 and $25,300, including cost and operating expense, for the nine months ended September 30, 2009 and 2008, respectively.

Note 6- GOVERNMENT SUBSIDY

During 2005, the Company received approximately $100,000 in a government subsidy from the Finance Department of Heilongjiang Province to be used for research and development activities. This subsidy reduces the cost of the Company’s research and development activities. Any unused portion of the subsidy has to be returned to the province. At September 30, 2009, the Company had not used $78,097 of the subsidy.

CHANG-ON INTERNATIONAL, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7- DUE TO SHAREHOLDERS

Due to Shareholders consists of the following:

	September 30,	December 31,
	2009	2008
Li, Yukun	$22,311	$22,323
Li, Guomin	213,563	191,697
Zhou, Qingwei	1,923	1,923
	$237,797	$215,943

Li Guomin had been a shareholder of Hongbo since November 2006. Zhou, Qingwei has been a shareholder of Chang-On since September 2006.  Under the Agreement for the Share Exchange on December 29, 2006, Li, Guomin and Zhou, Qingwei acquired 17,400,000 and 36,600,000 shares of Gold Standard, Inc. respectively.

Note 8- COMMON STOCK

Under the Agreement for the Share Exchange, Gold Standard, Inc. issued to the shareholders of Chang-On 60,000,000 shares of common stock. With 1,307, 366 shares issued and outstanding before the shares exchange. On March 23, 2007, the Company filed S-8 to register 6,000,000 common shares for stock based compensation (Note 9). There is a total of 67,307,366 shares issued and outstanding for the Company as of September 30, 2009.

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

For the nine months ended September 30, 2009, $217,500 of the above stock compensation was charged to operating expenses and $100,000 was recorded as deferred compensation.

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

NOTE 12- EMPLOYEE BENEFIT PLAN
Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the nine months ended September 30, 2009 and 2008.

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

We own our interest in Hongbo through Chang-On International Limited, a company incorporated under the laws of Hong Kong as a limited liability company on September 8, 2006 (“Chang-On HK”).  Chang-On HK is a holding company with one asset: 61% of the equity in Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a corporation organized under the laws of China.  The remaining 39% of the registered capital of Hongbo is owned by Guomin Li (29%) and Su Yu (10%), who are members of our Board of Directors.  We manufacture construction material out of waste plastic and waste coal ash.  From inception on November 26, 2004 to September 30, 2009 we have generated revenues of $93,775 from the sale of our products.

Liquidity and Capital Resources

As of September 30, 2009, we had cash of $14,917 and a working capital deficiency of $219,385.  As at September 30, 2009 our accumulated deficit during the development stage was $3,103,876.  Our net loss for the period from our inception on November 26, 2004 until September 30, 2009 was $3,346,397.  Our loss has been primarily funded by proceeds from shareholder loans and stock-based compensation.  During the nine months ended September 30, 2009, we received $80,499 as proceeds from shareholder loans compared to proceeds of $137,282 which we received during the same period in 2008.  During the nine months ended September 30, 2009 our cash position increased by $11,119.

We used net cash of $34,025 in operating activities for the nine months ended September 30, 2009 compared to net cash of $94,203 in operating activities for the same period in 2008.  We have used $427,538 on operating activities from our inception on November 26, 2004 until September 30, 2009.  The difference in cash used in operating activities is attributed mostly to a decrease in operating activities due to a decrease in seasonal demand for our products. Our stock compensation also substantially decreased during the reporting period.

We did not use any cash in investing activities during the period ended September 30, 2009 compared to $1,852 for the purchase of fixed assets during the same period in 2008, and have used $710,118 in investing activities, for the purchase of fixed assets for our manufacturing plant, from our inception on November 26, 2004 until September 30, 2009.

We received $43,896 from financing activities for the nine months ended September 30, 2009 compared to net cash of $137,282 during the same period in 2008.  During the reporting period, we received proceeds form government subsidiary and from shareholder loans. The decrease in net cash provided by financing activities is generally attributed to a repayment of loan to shareholders. We did not raise any funds through the sale of our securities during the nine months ended September 30, 2009 or during the same period in 2008.

Exchange rates resulted in a gain of $1,248 during the nine months ended September 30, 2009 compared to a loss of $46,328 during the same period in 2008.  Since our inception on November 26, 2004 until September 30, 2009, we have gained $32,035 due to the effect of exchange rates on our cash position.

During the nine months ended September 30, 2009 our monthly cash requirement was approximately $3,781, compared to our cash requirements of approximately $10,673 for the same period in 2008. Given our cash usage during the nine months ended September 30, 2009, we do not have enough cash reserves to fund our operations for the next month.

We expect to require a total of approximately $930,000 set out as follows to fully carry out our business plan over the next twelve months beginning December 2009.  Our expenditures for the next twelve months include:

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

Results of Operations for the three months ended September 30, 2009 compared to the three months ended June 30, 2008 and from inception to September 30, 2009.

Revenues

We generated $1,989 in revenues for the three months ended September 30, 2009 compared to $352 in the same period in 2008.  Since inception on November 26, 2004 to September 30, 2009 we generated total revenues of $93,775.  As we are a development stage company, our revenue streams are not established and thus our product sales are unstable.

Net Loss

We incurred a net loss of $65,088 for the three months ended September 30, 2009, compared to a net loss of $253,929 for the same period in 2008. The decrease of $188,841 in net loss was a result of $171,666 less stock-based compensation issued during the three months ended September 30, 2009.  From inception on November 26, 2004 to September 30, 2009, we have incurred net loss of $3,339,202.

We did not register a net loss per share for the three months ended September 30, 2009 or for the same period in 2008.

Expenses

Our total operating expenses decreased from $254,181 for the three months ended September 30, 2008 to $65,849 for the three months ended September 30, 2009.  The reason for the decrease was a significant reduction in our stock based compensation. Since our inception on November 26, 2004 to September 30, 2009, we have incurred total operating expenses of $3,379,848.

Our expenses, net of stock-based compensation, decreased by $16,666 from $32,515 to $15,849 for the three months ended September 30, 2009 compared to the same period in 2008.  This decrease was mainly due to a decrease in payments for salaries and utilities compared to the same period in 2008. We also did not incur any transportation or office equipment expenses during the three months ended September 30, 2009.

Our stock compensation decreased by $171,666 to $50,000 for the three months ended September 30, 2009 from $221,666 for the same period in 2008.  From inception on November 26, 2004 to September 30, 2009, we have incurred stock based compensation expenses of $2,300,000.

We did not incur research and development expenses for the three months ended September 30, 2009 or for the same period in 2008.   Since our inception on November 26, 2004 until September 30, 2009 we have spent $22,578 on research and development.  Going forward, we anticipate that we will spend approximately $250,000 on research and development during the next 12 months.

Results of Operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Revenues

We generated $1,989 in revenues for the nine months ended September 30, 2009 compared to $33,094in the same period in 2008.As we are a development stage company, our revenue streams are not established and thus our product sales are unstable.

Net Loss

We incurred a net loss of $277,442 for the nine months ended September 30, 2009, compared to a net loss of $805,392 for the same period in 2008. The decrease of $527,950 in net loss was a result of a reduction in stock-based compensation during the nine months ended September 30, 2009.

Our net loss per share was $0.00 for the nine months ended September 30, 2009 and $0.01 for the same period in 2008.

Expenses

Our total operating expenses decreased from $829,036 for the nine months ended September 30, 2008 to $278,203 for the nine months ended September 30, 2009.  The decrease was due to lower stock based compensation during the nine months reporting period.

Our expenses, net of stock-based compensation, decreased by $10,000 from $70,703 to $60,703 for the nine months ended September 30, 2009 compared to the same period in 2008.  This decrease was mainly due to an decreased in salaries and transportation expenses compared to the same period in 2008.

Our stock compensation decreased $540,833 to $217,500 for the nine months ended September 30, 2009 from $758,333 for the same period in 2008.  We did not incur research and development expenses for the nine months ended September 30, 2009 or for the same period in 2008.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

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

Chang-On International, Inc.

By: /s/ Guomin Li
Date: November 16, 2009	Guomin Li
President, Chief Executive Officer Chief Financial Officer, Principal Accounting Officer, Director