Form 10-K
period 2009-12-31
Chang-On International, Inc.
filed 2010-04-15
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 000-52043

CHANG-ON INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0302579
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

514 No. 18 Building
High New Technology Development
Harbin, Heilongjiang Province, China
 (Address of principal executive offices)

86-451-82695010
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 30, 2009 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $1,719,221.

As of March 31, 2010 the registrant’s outstanding common stock consisted of 67,307,366 shares.

PART I

Item 1. Business

Forward Looking Statements

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

As used in this annual report, the terms "we", "us" and "our" mean Chang-On International, Inc. and all of our subsidiaries, unless otherwise indicated.

All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

Business Overview

We were incorporated under the laws of the State of Utah as Gold Standard, Inc., on November 28, 1972 and changed our name to Chang-On International, Inc. on April 18, 2007. We are principally engaged in the business of waste recycling and reutilization in the People’s Republic of China (“China”) through our wholly owned subsidiary, Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong on September 8, 2006 (“Chang-On HK”).

Chang-On HK is a holding company with one asset: 61% of the share capital of Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a company incorporated under the laws of China. The remaining 39% of the share capital of Hongbo is owned by Guomin Li (29%), our former President, Chief Executive Officer, Chief Financial Officer, Principal Accouting Officer and Director, and Su Yu (10%), our Director. Hongbo was incorporated in November 2004, and until September 2006 it was entirely engaged in developing its technology and manufacturing facility. From September 2006 to December 2006 it completed its first sales, realizing $43,023 in revenue. For the year ended December 31, 2009 it generated net sales of $1,990. Because Hongbo has not yet produced significant revenues, it is still a development stage company for financial reporting purposes.

Our principal offices are located at 514 No. 18 Building, High New Technology Development, Harbin, Heilongjiang Province, China. Our fiscal year end is December 31. Our common stock is quoted on the OTC Bulletin Board under the symbol “CAON”.

Our Business

We are the majority owner of Hongbo through our wholly owned subsidiary, Chang-On HK. Hongbo manufactures construction materials from waste products (“SF material”) and has filed 11 Chinese patents to protect its proprietary products and production techniques. Its innovation in the construction materials industry has been recognized by both the Chinese government, which awarded Su Yu, our Director, the “Gold Medal for Industrial Innovation Contribution,” and by the industry itself, as demonstrated by the Gold Medal awarded to Hongbo at the Hong Kong International New Technology and Product Exposition.

Hongbo’s business is the development and production of products utilizing SF material, which is a composite of waste plastic and coal ash. Hongbo currently obtains the waste plastic from six recycling facilities in Harbin and obtains the coal ash from the Harbin Power Station. It removes these two burdens from the environment and transforms them into a highly variable construction material, producing no pollution in the process, which means that it does not incur significant expenses relating to environmental regulation compliance. Since Hongbo’s inception it has not experienced any shortage in the availability of these waste products and we do not anticipate that it will experience any shortages for the foreseeable future.

Products, Marketing and Competition

At present, Hongbo’s product line consists of wallboard used in building construction. It is also equipped to manufacture well covers using SF material. However, the limited nature of Hongbo’s product line is solely a function of a lack of capital resources. The company currently possesses the know-how to transform SF material into plates, tubes or section bars. With the necessary funding, it intends to equip its manufacturing facility to produce replacements for medium-density fiberboard, steel molding board, a wide range of PVC products and plasticized steel bars. Hongbo can produce both acid-proof pipe and alkali-proof pipe from SF material – even corrosion resistant junction boxes.

Products made with SF material can be substituted, in whole or in part, for bricks, sand and cement in many construction applications. Hongob’s products, therefore, not only transform harmful pollutants into safe and usable products, but can replace traditional products, such as PVC-based pipes, the production of which is itself a source of pollution. The company’s competitive advantage comes from its proprietary, patent protected products and manufacturing process, the low cost of acquiring raw materials and the environmentally friendly nature of its construction materials.

The Hongbo factory has now been developed to the point where it is capable of producing approximately 1,430 tons of products from SF material per year. Bringing the facility up to full production would therefore yield annual revenues of approximately $900,000, based on a price of $625 per ton. We are actively engaged in negotiations with a number of large construction companies located near Hongbo’s plant in Harbin, China. Until Hongbo is able to fully utilize its manufacturing facility, we will be focused on completing the development of the factory and organizing our marketing program. When full production does commence, we anticipate that the following factors will help Hongbo achieve profitability:

●
The cost of raw materials, relative to the resale price of Hongbo’s products, is modest. It currently pays approximately $50 to $62 per ton to have waste plastic separated from other trash, and obtains coal ash free-of-charge. Hongbo pays less than $3 per ton to have the waste products transported to its plant. This is a very cost effective structure for manufacturing construction materials.

●
Because of the low cost of production, Hongbo’s construction materials can be sold at prices substantially below the prices of the products they replace. For example, the quoted price for products made using SF material is now less than 50% of the prevailing price of those made using PVC. This disparity should provide Hongbo with the flexibility to increase prices without significantly hindering sales if its operations prove to be unprofitable.

●
Hongbo’s operations are viewed with favor by the Chinese government, which has become very conscious of the need to improve the country’s environmental condition. One result of the government’s support for Hongbo has been a five year exemption from income tax.

Statistics available for the year 2000 indicate that 20 million tons of waste plastics and 200 million tons of coal ash were deposited in China in that year. The rapid expansion of the Chinese economy since 2000 has only increased these numbers. The government of China, like other governments worldwide, has focused its attention and resources on developing solutions to environmental problems, and Hongbo’s technology can make a significant contribution to the process of cleaning up China’s landfills and environment.

We intend to market Hongbo’s products on the basis of their environmental benefits as well as price. Because the raw materials the company uses are waste materials, we expect to be able to price its products at levels significantly below those of standard construction products. In addition, we intend to develop a reputation for quality through the implementation of strict controls that will allow the business to attain profitability when, and if, direct competition in similar environmentally-beneficial products emerges. In order to increase the marketability of its products, Hongbo has filed its application for ISO 9001 compliance certification.

Intellectual Property

Hongbo’s accumulation of patents should provide it with a significant competitive advantage in the future. Currently, it holds 11 separate Chinese patents for proprietary products and manufacturing processes, including patents for:

●	solidified SF board;

●	temperature controlling board;

●	SF material well cover and base;

●	pressing and injection method for the manufacture of SF material; and

●	method of calculation while manufacturing combined materials.

To drive Hongbo’s technological advantage, it has implemented a program of providing advanced education for its employees that enables them to maintain the technological lead Hongbo has developed. To date, the company has financed advanced technological education for several of its employees in Chinese universities. If and when we generate sufficient working capital, our plan is to send Hongbo’s employees abroad to obtain usable knowledge from the worldwide community.

Research and Development

We did not incur any expenses associated with research and development activities during the fiscal year ended December 31, 2009. From our inception on November 26, 2004 to December 31, 2009 we spent $22,578 on research and development activities.

Employees

We currently have 48 employees, all of whom are employed with Hongbo on a full time basis.

Subsidiaries

We have one wholly owned subsidiary and one majority owned subsidiary. Our wholly owned subsidiary is Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong on September 8, 2006 (“Chang-On HK”). Chang-On HK, in turns, owns 61% of the share capital of Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a corporation organized under the laws of China in November 2004. The remaining 39% of the share capital of Hongbo is owned by Guomin Li (29%), our former President, Chief Executive Officer, Chief Financial Officer, Principal Accouting Officer and Director, and Su Yu (10%), our Director.

Legislation and Government Regulation

The national, provincial and local governments in the China are highly bureaucratized. The day-to-day operations of Hongbo’s business require us to interact frequently with representatives of Chinese government institutions. The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting. Significant delays can result from the need to obtain governmental approvals, which can have an adverse effect on the profitability of our operations. In addition, compliance with regulatory requirements applicable to the handling and processing of waste materials may increase the cost of our operations, which could adversely affect our profitability. So far, the Chinese government has been very supportive of our technology and has provided us with a $100,000 grant as well as a five year exemption from income tax.

Environment

We are subject to China’s national Environmental Protection Law, which was enacted on December 26, 1989, as well as a number of other national and local laws and regulations governing air, water, and noise pollution and establishing pollutant discharge standards. Violating such laws and regulations could result in warnings, fines, orders to cease operations, and even criminal penalties, depending on the circumstances of the violation. We believe that all of our manufacturing operations comply with applicable environmental laws and regulations, including those laws applicable to air, water, and noise pollution.

Patent Protection in China

China’s intellectual property protection regime is consistent with that of other modern industrialized countries. China has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. China is also a signatory to most of the world’s major intellectual property conventions, including the following:

●	the convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

●	the Paris Convention for the Protection of Industrial Property (March 19, 1985);

●	the Patent Cooperation Treaty (January 1, 1994); and

●	the Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

Patents in China are governed by the China Patent Law and its Implementing Regulations, each of which became effective in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2001 and 2003, respectively.

The Patent Law covers three kinds of patents: patents for inventions, utility models and designs. The Chinese patent system adopts the principle of “first to file”, which means that where more than one person files a patent application for the same invention, a patent will only be granted to the person who first filed the application. Consistent with international practice, China only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it should not be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

Chinese law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One rather broad exception to this, however, is that where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and within a reasonable period of time, the China State Intellectual Property Office, or SIPO, is authorized to grant the party a compulsory license. A compulsory license also may be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. The patent holder may appeal such decision within three months of receiving notification by filing a suit in a People’s Court. To the best of our knowledge, SIPO has not yet granted any compulsory licenses.

Chinese law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes its patent is being infringed may file a civil suit or file a complaint with a local Intellectual Property Administrative Authority, which may order the infringer to cease the infringing acts. A preliminary injunction may be issued by a People’s Court upon the patent holder’s or an interested party’s request either before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures also are available both before and during litigation. Damages in the case of patent infringement are calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to more times the license fee under a contractual license. The infringing party may also be fined by the Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of approximately $73,000.

Item 1A.  Risk Factors

Not required.

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

Item 3.  Legal Proceedings

We are not aware of any legal proceedings to which we are a party. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “CAON”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low bid quotations for our common stock for each fiscal quarter during our two most recently completed fiscal years. These quotations are based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

OTC Bulletin Board
Quarter Ended	High ($)	Low ($)
December 31, 2009	0.04	0.01
September 30, 2009	0.07	0.02
June 30, 2009	0.06	0.01
March 31, 2009	0.05	0.01
December 31, 2008	0.06	0.02
September 30, 2008	0.18	0.03
June 30, 2008	0.35	0.07
March 31, 2008	0.35	0.11

Holders

As of March 31, 2010, there were more than 4,000 holders of record of our common stock.

Dividends

As of March 31, 2010, we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

Equity Compensation Plans

On March 21, 2007 we implemented our 2007 Equity Incentive Plan, which provided for the issuance of up to 6,000,000 shares of our common stock to our employees, directors or consultants in exchange for the provision of services. As of December 31, 2009 we had issued all 6,000,000 shares of our common stock available under our 2007 Equity Incentive Plan, and there were no remaining shares of our common stock authorized for issuance.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our equity securities between October 1, 2009 and December 31, 2009.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations

Revenues

During the fiscal year ended December 31, 2009 we generated $1,990 in revenues, compared to $34,302 during the fiscal year ended December 31, 2008. All of our revenues for these years were in the form of net sales of our SF materials. Since we are a development stage company, our revenue streams are not established and our product sales are therefore unstable.  From our inception on November 26, 2004 to December 31, 2009 we generated $93,776 in revenues and we sustained operational losses. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months is uncertain.

Expenses

From our inception on November 26, 2004 to December 31, 2009 we incurred total expenses of $3,467,072, including $122,329 in salaries, $118,121 in water, electricity and gas expenses, $165,894 in depreciation, $2,350,000 in stock compensation, $345,962 in fixed assets impairment and $241,639 in intangibles writedown.

During the fiscal year ended December 31, 2009 we incurred total expenses of $365,427, including $14,053 in salaries, $26,487 in water, electricity and gas expenses, $34,562 in depreciation, $267,500 in stock compensation and $22,378 in professional fees, whereas during the fiscal year ended December 31, 2008 we incurred total expenses of $1,027,856, including $23,224 in salaries, $23,100 in water, electricity and gas expenses, $28,322 in depreciation, $913,333 in stock compensation and $25,000 in professional fees. The decrease in our expenses for the fiscal year ended December 31, 2009 was primarily due to a decrease in our stock compensation, as all of our other expenses remained relatively stable.

Net Loss

From our inception on November 26, 2004 to December 31, 2009 we incurred a net loss of $3,495,271, $2,350,000 of which was in the form of stock compensation. During the fiscal year ended December 31, 2009 we incurred a net loss of $433,511, whereas we incurred a net loss of $1,003,658 during the fiscal year ended December 31, 2008. The net loss attributable to stock compensation in these years was $267,500 and $913,333, respectively.

Liquidity and Capital Resources

As of December 31, 2009, we had $27,884 in cash, $427,693 in total assets, $383,311 in total liabilities and a working capital deficit of $316,829. As of December 31, 2009, we had an accumulated deficit of $3,067,189.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $3,495,271 from our inception on November 26, 2004 to December 31, 2009 was funded primarily by such financing and loans, as well as other capital contributions.

From our inception on November 26, 2004 to December 31, 2009 we spent $327,396 on operating activities. During the fiscal year ended December 31, 2009 we spent $33,013 on operating activities, whereas we spent $103,823 on operating activities during the fiscal year ended December 31, 2008. The decrease in our expenditures on operating activities during the fiscal year ended December 31, 2009 was primarily due to no increases in our inventories and an increase in our receipt of government grants.

From our inception on November 26, 2004 to December 31, 2009 we spent $710,118 on investing activities, all of which was in the form of the purchase of fixed assets. During the fiscal year ended December 31, 2009 we did not spend any money on investing activities, whereas we spent $1,852 on investing activities during the fiscal year ended December 31, 2008.

From our inception on November 26, 2004 to December 31, 2009 we received $1,034,681 from financing activities, which consisted of $274,103 in capital contribution and $785,572 in net proceeds from shareholder loans, less $24,994 in distributions to shareholders. During the fiscal year ended December 31, 2009 we received $57,169 from financing activities, whereas during the fiscal year ended December 31, 2008 we received $98,067 from financing activities. All of our receipts for these years were proceeds from shareholder loans, although in fiscal 2009 we made some repayments that we did not the previous year.

From our inception on November 26, 2004 to December 31, 2009 we also experienced a gain of $30,717 in connection with foreign exchange translation, losing $70 during the fiscal year ended December 31, 2009 but gaining $4,026 during the fiscal year ended December 31, 2008.

Our increase in cash for the fiscal year ended December 31, 2009 was $24,086 due to a combination of our operating, investing and financing activities, and in particular, the proceeds we received from shareholder loans.

We anticipate that our expenses over the next 12 months (beginning April 2010) will be approximately $900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Potential Completion Date	Estimated Expenses ($)
Research and development costs for further products and manufacturing processes	12 months	250,000
Salaries	12 months	25,000
Utility expenses	12 months	25,000
Investor relations costs	12 months	80,000
Marketing expenses	12 months	400,000
Professional fees	12 months	60,000
Other administrative expenses	12 months	60,000
Total		900,000

Our other administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require approximately $900,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We intend to raise the balance of our cash requirements for the next 12 months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have sufficient tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations. In the absence of such financing, we may be forced to abandon our business plan.

Going Concern

Our financial statements for the period ended December 31, 2009 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 2 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated limited revenues, have achieved losses since our inception, and rely upon the sale of our common stock and shareholder loans to fund our operations. We may not generate any revenues even if we close the proposed share exchange transaction with AGR Stone & Tools USA, Inc., and if we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 3 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Principles of Consolidation

Our consolidated financial statements include our accounts and all our majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation. The functional currency of our operations is Chinese Reminbi (“RMB”).

Foreign Currency Translation

Our functional currency is Chinese Renminbi (“RMB”) and our reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

Our consolidated financial statements are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvement that substantially extend the useful life of the properties, plant and equipment are capitalized. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment in accordance with the standard, “Accounting for the Impairment or Disposal of Long-Lived Assets”, codified with ASC 360.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average cost method. Costs include direct material, direct labor and applicable manufacturing overhead. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if market value is below cost. Management also regularly evaluates the composition of our inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

Chang-On International, Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Chang-On International, Inc.
(A development stage company)

We have audited the accompanying consolidated balance sheet of Chang-On International, Inc. as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), comprehensive income (loss) and cash flows for the year ended December 31, 2009, and for the period from November 26, 2004 (date of inception) to December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s consolidated financial statements for the years ended December 31, 2008 and 2007 and for the period from November 26, 2004 (date of inception) to December 31, 2008 were audited by other auditors who expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern, in their report dated March 22, 2009.  The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Company’s financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chang-On International, Inc. at December 31, 2009 and the consolidated results of its operations and its cash flows for the year ended December 31, 2009, and for the period from November 26, 2004 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred accumulated deficits of $3,067,189 as of December 31, 2009 that include losses of $433,511 for the year ended December 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Yichien Yeh, CPA
Yichien Yeh, CPA
Rego Park
March 19, 2010

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$27,884	$3,798
Prepaid and other receivables	293	293
Inventories (Note 4)	38,305	108,493
Total Current Assets	66,482	112,584

Property, plant and equipment, net (Note 5)	361,211	396,056

Total Assets	$427,693	$508,640

LIABILITIES
Current Liabilities
Trade accounts payable	$696	$696
Accrued expenses	31,525	25,211
Deferred income-government grants (Note 6)	78,089	56,155
Due to shareholders (Note 7)	273,001	215,943
Total Current Liabilities	383,311	298,005

Total Liabilities	383,311	298,005

EQUITY
Chang-On International, Inc. Stockholders' Equity:
Common stock, par value $0.001, authorized
100,000,000 shares, issue and outstanding
67,307,366 shares (Note 8)	67,307	67,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,067,189)	(2,689,591)
Deferred Compensation (Note 9)	(50,000)	(317,500)
Accumulated comprehensive loss	(15,605)	(15,457)
Total Chang-On International, Inc. Stockholders' equity	2,472	112,718

Noncontrolling interest	41,910	97,917

Total Equity	44,382	210,635

Total Liabilities and Equity	$427,693	$508,640

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended		For the Period from November 26, 2004 (inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Net sales	$1,990	$34,302	$93,776
Cost of sales	(70,074)	(17,299)	(129,170)
Gross profit	(68,084)	17,003	(35,394)

Expenses
Salaries	14,053	23,224	122,339
Transportation	-	8,729	13,354
Office equipment	28	2,112	6,879
Water, electricity and gas	26,487	23,100	118,121
Other expenses	401	4,036	35,248
Advertisement	-	-	556
Rent expense	-	-	3,811
Depreciation	34,562	28,322	165,894
Research and development expenses	-	-	22,578
Repairs and maintenance	18	-	1,043
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	267,500	913,333	2,350,000
Professional fees	22,378	25,000	47,378
Fixed assets impairment	-	-	345,962
Intangibles writedown	-	-	241,639
Total Expenses	365,427	1,027,856	3,467,072

Other income	-	7,195	7,195

Loss before provision for income tax	(433,511)	(1,003,658)	(3,495,271)

Income tax provision	-	-	-

Net loss	(433,511)	(1,003,658)	(3,495,271)

Less: Net loss attributable to the noncontrolling interest	55,913	25,470	321,716

Net loss attributable to Chang-On International, Inc
common stockholders	$(377,598)	$(978,188)	$(3,173,555)

Basic and Fully Diluted Earnings per Share	$(0.01)	$(0.01)

Weighted average shares outstanding	67,307,366	67,307,366

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended		For the Period from November 26, 2004 (inception)
	December 31,2009	December 31,2008	to December 31,2009
Net loss	$(433,511)	$(1,003,658)	$(3,495,271)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(242)	(22,417)	(15,699)

Comprehensive loss	(433,753)	(1,026,075)	(3,510,970)
Comprehensive loss attributable to the noncontrolling interest	56,007	25,470	321,812

Comprehensive loss attributable to Chang-On International, Inc.	$(377,746)	$(1,000,605)	$(3,189,158)

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Chang-On International, Inc. Stockholders
			Common Stock		Additional			Accumulated
		Comprehensive	$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive
	Total	Income	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interest

Balance December 31, 2007	$(265,733)		67,307,366	$67,307	$2,708,602	$(1,817,769)	$(1,230,833)	$6,960	$-

Amortization of deferred compensation	913,333						913,333

Conversion of shareholder's loan to paid in capital (net of non-controlling interest adjustment)	589,110				359,357	106,366			123,387

Comprehensive loss:
Net loss	(1,003,658)	(1,003,658)				(978,188)			(25,470)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(22,417)	(22,417)						(22,417)

Comprehensive loss	(1,026,075)	$(1,026,075)

Balance December 31, 2008	$210,635	$-	67,307,366	$67,307	$3,067,959	$(2,689,591)	$(317,500)	$(15,457)	$97,917

Amortization of deferred compensation	267,500						267,500

Comprehensive loss:
Net loss	(433,511)	(433,511)				(377,598)			(55,913)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(242)	(242)						(148)	(94)

Comprehensive loss	(433,753)	$(433,753)

Balance December 31, 2009	$44,382		67,307,366	$67,307	$3,067,959	$(3,067,189)	$(50,000)	$(15,605)	$41,910

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended		For the Period from November 26, 2004 (inception)
	December 31, 2009	December 31, 2008	to December 31, 2009
Operating Activities:
Net loss	$(433,511)	$(1,003,658)	$(3,495,271)
Adjustments to reconcile net loss to net cash used by operations

Depreciation (cost and expense)	34,562	33,921	175,356
Provision for obsolete inventories	68,846	-	68,846
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	345,962
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	267,500	913,333	2,348,000
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	-	-	-
(Increase)/decrease in prepaid and other receivables	-	667	(293)
(Increase)/decrease in inventory	1,342	(57,791)	(107,151)
Increase/(decrease) in accounts payable	-	(14,363)	695
Increase/(decrease) in accrued expenses	6,314	24,068	31,525
Increase/(decrease) in deferred income-government grants	21,934	-	71,026
Net cash used in operating activities	(33,013)	(103,823)	(327,396)

Investing Activities
Purchase of fixed assets	-	(1,852)	(710,118)
Loan to shareholders	-	-	(24,659)
Repay of loan from shareholders	-	-	24,659
Net cash (used) in investing activities	-	(1,852)	(710,118)

Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from shareholder loans	115,714	98,067	856,416
Repay of loan to shareholders	(58,545)	-	(70,844)
Net cash provided by financing activities	57,169	98,067	1,034,681

Effect of exchange rate changes on cash	(70)	4,026	30,717

Increase(decrease) in cash	24,086	(3,582)	27,884
Cash at beginning of period	3,798	7,380	-
Cash at end of period	$27,884	$3,798	$27,884

Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$359,357	$359,357

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND

Chang-On International, Inc. (the “Company”) was incorporated under the laws of the State of Utah as Gold Standard, Inc. on November 28, 1972 and changed its name to Chang-On International, Inc. on April 18, 2007. The Company is principally engaged in the business of waste recycling and reutilization in the People’s Republic of China (“PRC”) through its majority-owned subsidiary, Chang-On International Limited (“Chang-On”).

Chang-On was incorporated as a Hong Kong limited liability company on September 8, 2006 to facilitate a merger between a U.S. company and a PRC business entity. On December 29, 2006, under the terms of a Share Exchange Agreement, the Company agreed to acquire all the outstanding capital stock of Chang-On in return for the issuance of 60,000,000 shares of common stock.

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,067,189 and $2,689,591 at December 31, 2009 and 2008, respectively, that include losses of $433,511 and $1,003,658 for the years ended December 31, 2009 and 2008, respectively.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2009, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

● Basis of Presentation
These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

● Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation. The functional currency of the Company’s operations is Chinese Reminbi (“RMB”)

● Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

● Use of Estimates
In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates. The Company regularly evaluates estimates and assumptions related to obsolete inventory, useful life and recoverability of long lived assets, and goodwill. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

● Subsequent Events
The Company has evaluated subsequent events through the date that these consolidated financial statements were issued, which was April 9, 2010, the date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

● Fair Value of Financial Instruments
The Company adopted the standard “Fair Value Measurements”, codified with ASC 820 and effective January 1, 2008.  The provisions of ASC 820 are to be applied prospectively.

ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e. the exit price at the measurement date).  Under ASC 820, fair value measurements are not adjusted for transaction cost.  ASC 820 provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

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

● Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. Cash deposits with banks are held in financial institutions in China, which has no federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured deposits.

● Inventories
Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average cost method. Costs include direct material, direct labor and applicable manufacturing overhead. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if market value is below cost. Management also regularly evaluates the composition of the Company’s inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

● Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvement that substantially extend the useful life of the properties, plant and equipment are capitalized. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment in accordance with the standard, “Accounting for the Impairment or Disposal of Long-Lived Assets”, codified with ASC 360.

● Construction in Progress
Construction in progress represents direct costs of construction or acquisition incurred. Capitalization of these costs ceases and construction in progress is transferred to property and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

● Intangible Assets
The Company periodically analyzes its intangible assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through the measurement of undiscounted operating cash flows on a basis consistent with U.S. GAAP.

● Related Parties
The caption "Due from shareholders" represents loans receivable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are not considered current assets.
The caption "Due to shareholders" represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand. Refer to Note 7.

● Comprehensive Income
The standard, “Reporting Comprehensive Income”, codified with ASC 220, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s other comprehensive income arose from the effect of foreign currency translation adjustments.

● Revenue Recognition
Revenues are recognized when finished products are shipped to unaffiliated customers, both title and the risks and rewards of ownership are transferred, or services have been rendered and accepted, and collectibility is reasonably assured.

● Research and Development Costs
Research and development costs are expensed to operations as incurred.

● Income Tax
The Company accounts for income taxes in accordance with the standard, "Accounting for Income Taxes", codified with ASC 740. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

● Segment Information
The standard, “Disclosures about Segments of an Enterprise and Related Information”, codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (research, development, production, marketing and sales) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

● Foreign Currency Translation
The Company’s functional currency is Chinese Renminbi (“RMB”) and its reporting currency is the U.S. dollar.  Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2009 and 2008, the cumulative translation adjustments of ($15,605) and ($15,457), respectively, were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2009 and 2008, other comprehensive loss was ($242) and ($22,417), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of December 31, 2009 and 2008, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.827 and $1 to RMB6.8225, respectively. For the years ended December 31, 2009 and 2008, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8311 and $1 to RMB6.9493, respectively. The Company used historical rates for equity.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

● Earnings Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At December 31, 2009 and 2008, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

● Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

● New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued a standard that established the FASB Accounting Standards Codification (“ASC”) and amended the hierarchy of generally accepted accounting principles (“GAAP”) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but it was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASUs”). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For the Company, this standard was effective beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009. The additional disclosures required by this standard are included in Note 3.

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted prices for an identical liability traded as an asset may be considered Level 1 fair value measurements. For the Company, this ASU is effective October 1, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstances, the fair value of such investments may be determined using net asset value (“NAV”) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. The disclosure provisions of this ASU are not applicable to an employer’s disclosures about pension and other postretirement benefit plan assets. For the Company, this ASU was effective October 1, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on its Company’s consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force”, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU is effective for the first quarter of 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - INVENTORIES

Inventories consist of the following:

	December 31,	December 31,
	2009	2008
Raw Material	$38,305	$38,330
Finished Goods	68,887	70,163
	$107,192	$108,493
Less: Allowance for Obsolescence	(68,887)	-
	38,305	108,493

The provision on allowance for obsolescence was $68,846 and $0 for the year ended December 31, 2009 and 2008, respectively and included in the cost of goods sold.

Note 5 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	December 31,	December 31,
	2009	2008
Machinery and Equipment	$335,640	$335,863
Office Equipment	7,671	7,676
Vehicle	6,884	6,889
Construction in Progress	136,794	136,884
	486,989	487,312
Less: Accumulated Depreciation	(125,778)	(91,256)
	$361,211	$396,056

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $34,562 and $33,921, including cost and operating expense, for the years ended December 31, 2009 and 2008, respectively.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the years ended December 31, 2009 or 2008. As of December 31 2009 and 2008, government grants of $78,089 and $56,155 were recorded as deferred income, respectively.

Note 7 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	December	December
	31, 2009	31, 2008
Yukun Li	$22,308	$22,323
Guomin Li	248,770	191,697
Qingwei Zhou	1,923	1,923
	$273,001	$215,943

Guomin Li has been a shareholder of Hongbo since November 2006. Mr. Li was also the Company’s President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director before February 22, 2010. Qingwei Zhou has been a shareholder of Chang-On since September 2006.  Under the Agreement for the Share Exchange on December 29, 2006, Guomin Li and Qingwei Zhou acquired 17,400,000 and 36,600,000 shares of Gold Standard, Inc. respectively.

Note 8 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307, 366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation (Note 9). The Company had a total of 67,307,366 shares issued and outstanding as of December 31, 2009.

Note 9 - STOCK BASED COMPENSATION

On January 19, 2007, the Company entered into an agreement with Yaru Li for legal services in the PRC for a term of two years, pursuant to which the Company issued 900,000 shares of common stock in April 2007. The fair market value amounted to $360,000, which is being amortized over the term of the agreement.

On January 31, 2007, the Company entered into an agreement with Canyon Red Group Limited, a British Virgin Islands company, for advisory services on the marketing strategy and implementation of corporate identity for a term of twelve months, pursuant to which the Company issued 700,000 shares of common stock in April 2007. The fair market value amounted to $280,000, which is being amortized over the term of the agreement.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 30, 2007, the Company entered into an agreement with Mu, Shiwei for internal audit services for a term of three years, pursuant to which the Company issued 1,500,000 shares of common stock in April 2007. The fair market value amounted to $600,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with I &V Limited, a British Virgin Islands company, for advisory services on the sales and distribution channels of certain environmentally friendly construction materials in Northern China for a term of eighteen months, pursuant to which the Company issued 1,000,000 shares of common stock in April 2007. The fair market value amounted to $400,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with Billion Profit International Holdings Limited, a British Virgin Islands company, for advisory services on the sales and distribution channels of certain environmentally friendly construction materials in Hainan Province of China for a term of twelve months, pursuant to which the Company issued 700,000 shares of common stock in April 2007. The fair market value amounted to $280,000, which is being amortized over the term of the agreement.

On March 30, 2007, the Company entered into an agreement with Prospect Bright Holdings Limited, a British Virgin Islands company, for advisory services on the sales and distribution channels of certain environmentally friendly construction materials in Northeast China for a term of twenty-four months, pursuant to which the Company issued 1,200,000 shares of common stock in April 2007. The fair market value amounted to $480,000, which is being amortized over the term of the agreement.

For the years ended December 31, 2009 and 2008, $267,500 and $913,333 of the above stock compensation were charged to operating expenses and $50,000 and $317,500 was recorded as deferred compensation, respectively.

Note 10 - INCOME TAX

The Company accounts for income taxes pursuant to the standard, “Accounting for Income Taxes”, codified with ASC 740, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Prior to January 1, 2008, the Company was governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (“the previous income tax laws and rules”). Pursuant to the previous income tax laws and rules, wholly-owned foreign enterprises were subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax).

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

Due to the Company’s net loss, there was no provision for income taxes. The Company’s effective tax rate for the years ended December 31, 2009 and 2008 was 0% and 0% due to the net loss position in both years.

The Company’s taxes were subject to a full valuation allowance as follows:

	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008
Computed tax benefit at statutory rate	$(108,378)	$(250,915)
Change in valuation allowance	108,378	250,915
Income tax expense (benefit)	$-	$-

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises have completed their relevant tax filings, hence the Company’s tax filings may not be finalized.  It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

The Company has no United States corporate income tax liability as of December 31, 2009 and 2008.

Note 11 - OPERATING RISK

Concentrations of credit risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions to mitigate the fact there is no deposit insurance.

A significant percentage of the Company’s business is generated from a small number of customers. However, due to the immaterial amount of revenue generated, the Company does not believe they are exposed to significant concentration of credit risk in this area.

Source of Supply

The Company purchases components for its products from a number of suppliers. However, on occasion, a customer’s specifications may require it to purchase components from a specific supplier.  The Company does not have any long term contracts with any of its suppliers, and the Company believes that alternative suppliers are available. Although the Company has not been subject to shortages for any of its components, since it does not have long-term contracts, the Company may be subject to cutbacks and price increases which it may not be able to pass on to its customers in the event that the demand for components generally exceeds the capacity of its suppliers.

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

NOTE 12 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the year ended December 31, 2009 and 2008.

NOTE 13 - RESTRICTED RETAINED EARNINGS

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC ("PRC GAAP") at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). The Company did not make any appropriations to the reserve funds mentioned above due to lack of profits after tax since commencement of operations.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On March 2, 2010, we formally informed Kempisty & Company, Certified Public Accountants, P.C. (“Kempisty”) of their dismissal as our independent accountant and engaged Yichien Yeh, CPA’s ("Yichien Yeh") as our new independent accountant. The decision to change our independent accountant was approved by our Board of Directors on March 2, 2010.

During our fiscal years ended December 31, 2008 and 2007, and through March 2, 2010, neither we nor anyone on our behalf consulted with Yichien Yeh regarding any of the following:

(i)
either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us that Yichien Yeh concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or

(ii)
any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

The reports of Kempisty regarding our financial statements for the fiscal years ended December 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about our ability to continue as a going concern.

During the fiscal years ended December 31, 2008 and 2007 and through March 2, 2010 there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Kempisty on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Kempisty, would have caused it to make reference thereto in its reports on the financial statements for such years.

During the fiscal years ended December 31, 2008 and 2007 and through March 2, 2010, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that our Board of Directors discussed with Kempisty the existence of material weaknesses in our internal control over financial reporting, as more fully described in our annual report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009 with the SEC.

We requested that Kempisty furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of the letter, dated March 5, 2010, was included as Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on March 5, 2010.

Item 9A.  Controls and Procedures

Not applicable.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses outlined in our Management Report on Internal Control Over Financial Reporting, our management concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, we determined that there were control deficiencies that constituted material weaknesses, as described below:

1.
We do not have an audit committee or a financial expert on our Board of Directors – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. Currently, the Board of Directors acts in the capacity of the audit committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.
We did not implement appropriate information technology controls – As of December 31, 2009, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Yichien Yeh, CPA’s, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009.

Continuing Remediation Efforts to Address Deficiencies in our Internal Control Over Financial Reporting

Once we are engaged in a business of merit and have sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.         Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.         We will implement formal procedures to ensure that appropriate backup of off-site storage of our data is implemented.

Changes in Internal Control

During the fiscal year ended December 31, 2009 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of March 31, 2010.

Name	Age	Position
Bing Xiao	65	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director
Su Yu	33	Director
Qingwei Zhou	49	Director

Our current directors will serve as such until our next annual shareholder meeting or until their successors are elected who accept the position. Our current executive officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Bing Xiao, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director

Mr. Xiao is the current President of Sichuan Deyang Xiao Bing Health Science Career Training School, a role he has occupied since founding the organization in 2006. He has been the Chairman of Chendu Xiao Bing Investment Management Co. since 2003, the same year in which he was granted a patent from the State Intellectual Property Office of China for his invention of a green food. In 2001, Mr. Xiao founded the Institute of Sichuan Deyang Xiao Bing Biotechnology, and he has acted as its President ever since.

Mr. Xiao has accumulated twenty-two years of experience in the biotechnology industry. He graduated from Chongqing Normal University in 1988.

Su Yu, Director

Mr. Su has been the Manager of Harbin Hongbo Environment Protection Material Ltd. since 2004. From 2002 to 2004, he acted as the Chief Executive Officer of Harbin Success Engineering Material Ltd., prior to which he was a Superintendent with managerial responsibilities at the Harbin Zhongtian Environment Protect Technology and Innovation Institute from 2000 to 2002.

Qingwei Zhou, Director

Since 2006, Mr. Zhou has served as a Director of Chang-On HK, which is the holding company for Hongbo. From 2000 to 2005, he was the Vice Manager of Neimengu Changan Joint Stock Company, a wood processing company. Mr. Zhou holds an undergraduate degree from the Harbin Science and Technology Employee University.

None of our directors currently serve on the board of any other public company or any company registered as an investment company.

Significant Employees

Other than our sole officer, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been subsequently reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009 our directors, executive officers and ten percent (10%) stockholders complied with all applicable filing requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors, who has determined that we do not have an audit committee financial expert on our Board carrying out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having an audit committee financial expert on the Board.

Director Nominees

We do not have a nominating committee. Our Board of Directors selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual meeting of the Board of Directors at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of security holders. If the proposed nominee is not the same person as the stockholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to security holders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from any candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Item 11.  Executive Compensation

None of our directors or executive officers has received any compensation from us during our last two completed fiscal years. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted all tables and columns since no compensation has been awarded to, earned by, or paid to these individuals.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.

Compensation of Directors

We do not pay members of our Board of Directors any fees for attending Board meetings or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of March 31, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of March 31, 2010, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 31, 2010, there were 67,307,366 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Bing Xiao (1) 514 No. 18 Building High New Technology Development, Harbin, Heilongjiang Province, China	10,000,000	14.9
Common Stock	Su Yu (2) 514 No. 18 Building High New Technology Development, Harbin, Heilongjiang Province, China	0	0
Common Stock	Qingwei Zhou (3) 514 No. 18 Building High New Technology Development, Harbin, Heilongjiang Province, China	0	0
	All Officers and Directors as a Group	10,000,000	14.9

(1)	Mr. Xiao is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director.

(2)	Mr. Yu is our Director.

(3)	Mr. Zhou is our Director.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As at December 31, 2009 we owed Guomin Li, our former President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director, $248,770 primarily for covering shortages in our operating funds.

We do not currently have any policies and procedures regarding the review, approval, or ratification of any transactions with “related persons”, as defined in Item 404(a) of Regulation S-K.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements. We currently have three directors, one of whom occupies management positions as our sole executive officer. We do not have a definition of independence, although we plan to develop a definition of independence in the future and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our current auditor, Yichien Yeh, CPA’s, and our former auditor, Kempisty & Company, Certified Public Accountants, P.C., in connection with the audit of our financial statements for the years ended December 31, 2009 and 2008, and any other fees billed for services rendered by our auditors during these periods.

Yichien Yeh, CPA’s
Period from January 1, 2009 to December 31, 2009
Audit fees	$29,000
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$29,000

Kempisty and Company, Certified Public Accountants, P.C.
Period from January 1, 2008 to December 31, 2008
Audit fees	$32,500
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$32,500

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2009.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See the “Index to Consolidated Financial Statements” set forth on page F-1.

(a)(2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or the notes related thereto.

Exhibit Number	Exhibit Description
21.1
Subsidiaries:
Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong on September 8, 2006
Harbin Hongbo Environment Protection Material, Inc., a corporation organized under the laws of China in November 2004.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2010	Chang-On International, Inc.

	By:	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bing Xiao	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director	April 15, 2010
Bing Xiao

/s/ Su Yu	Director	April 15, 2010
Su Yu

/s/ Qingwei Zhou	Director	April 15, 2010
Qingwei Zhou