Form 10-K/A
period 2009-12-31
Chang-On International, Inc.
filed 2010-04-23
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Yichien Yeh, CPA
Rego Park
March 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Chang-On International, Inc.
(A development stage company)

We have audited the condensed Parent Only balance sheet of Chang-On International, Inc. as of December 31, 2009 and the related condensed Parent Only statements of operations and cash flows for the year ended December 31, 2009 included in Footnote 14 to the Consolidated Financial Statements of Chang-On International, Inc. These Parent Only condensed financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the condensed Parent Only financial statements referred to above present fairly, in all material respects, the financial position of Chang-On International, Inc. at December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the in the United States of America.

The condensed Parent Only financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated limited revenue and has incurred accumulated losses of $3,067,189 from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The condensed Parent Only financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Yichien Yeh, CPA
Yichien Yeh, CPA
Rego Park
March 19, 2010

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders of
Chang-On International, Inc. and Subsidiaries (a Development Stage Company)

We have audited the accompanying consolidated balance sheets of Chang-On International, Inc. (a development stage company) as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for the year ended December 31, 2008 and the period November 26, 2004 (inception) to December 31, 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chang-On International, Inc. (a development stage company) as of December 31, 2008, and the consolidated results of operations and cash flows for the year ended December 31, 2008 and the period November 26, 2004 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 22, 2009

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders of
Chang-On International, Inc. and Subsidiaries (a Development Stage Company)

We have audited the condensed Parent Only balance sheets of Chang-On International, Inc. (a development stage company) as of December 31, 2008, and the related statements of operations and cash flows for the year ended December 31, 2008 included in Footnote 14 to the Consolidated Financial Statements of Chang-On International, Inc. These Parent Only condensed financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the condensed Parent Only financial statements referred to above present fairly, in all material respects, the financial position of Chang-On International, Inc. at December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the in the United States of America.

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

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 22, 2009

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

Note 14 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of the Company exceed 25% of the consolidated net assets of the Company. The ability of the Company’s Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of the Company’s operations are conducted in China and a substantial majority of its revenues are generated in China, a majority of the Company’s revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outsides of China due to PRC exchange control regulations that restrict its ability to convert RMB into US Dollars.

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHANG-ON INTERNATIONAL, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

Investment in subsidiaries at equity	$2,472	$112,718
Total Assets	$2,472	$112,718

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Common stock $.0001 par value; 100,000,000 shares authorized; 67,307,366 shares issued and outstanding	$67,307	$67,307
Additional paid-in capital	3,067,959	3,067,959
Accumulated deficit	(3,067,189)	(2,689,591)
Deferred Compensation	(50,000)	(317,500)
Accumulated other comprehensive income (loss)	(15,605)	(15,457)
Total liabilities and stockholders' equity (deficit)	$2,472	$112,718

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHANG-ON INTERNATIONAL, INC.

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2009	2008

Revenue	$-	$-
Stock-based compensation	267,500	913,333
Investment loss	110,098	64,855
Loss before income tax	(377,598)	(978,188)

Provision for income tax	-	-
Net Loss	$(377,598)	$(978,188)

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHANG-ON INTERNATIONAL, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2009	2008

Cash Flows from Operating Activities
Net Loss	$(377,598)	$(978,188)
Stock-based compensation	267,500	913,333
Investment loss	110,098	64,855
Net Cash Provided by (Used in) Operating Activities	-	-

Net Cash Provided by (Used in) Investing Activities	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Net Change in Cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

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

Date: April 23, 2010	Chang-On International, Inc.

	By:	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bing Xiao	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director	April 23, 2010
Bing Xiao

/s/ Su Yu	Director	April 23, 2010
Su Yu

/s/ Qingwei Zhou	Director	April 23, 2010
Qingwei Zhou