Form 10-Q
period 2010-03-31
Chang-On International, Inc.
filed 2010-05-17
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 001-08937

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 17, 2010 the registrant’s outstanding common stock consisted of 67,307,366 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim consolidated financial statements of Chang-On International, Inc. (“we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

Chang-On International, Inc.
(A Development Stage Company)

March 31, 2010

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$50,557	$27,884
Prepaid and other receivables	293	293
Inventories (Note 4)	38,313	38,305
Total Current Assets	89,163	66,482

Property, plant and equipment, net (Note 5)	352,640	361,211

Total Assets	$441,803	$427,693

LIABILITIES
Current Liabilities
Trade accounts payable	$696	$696
Accrued expenses	16,077	31,525
Deferred income-government grants (Note 6)	108,873	78,089
Due to shareholders (Note 7)	294,434	273,001
Total Current Liabilities	420,080	383,311

Total Liabilities	420,080	383,311

EQUITY
Chang-On International, Inc. Stockholders' Equity:
Common stock, par value $0.001, authorized
100,000,000 shares, issued and outstanding
67,307,366 shares (Note 8)	67,307	67,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,132,228)	(3,067,189)
Deferred Compensation (Note 9)	-	(50,000)
Accumulated comprehensive income	(15,596)	(15,605)
Total Chang-On International, Inc. Stockholders' equity	(12,558)	2,472

Noncontrolling interest	34,281	41,910

Total Equity	21,723	44,382

Total Liabilities and Equity	$441,803	$427,693

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Period from November 26, 2004 (inception) to March 31,
	2010	2009	2010
Net sales	$-	$-	$93,776
Cost of sales	-	-	(129,170)
Gross profit	-	-	(35,394)

Expenses
Salaries	3,515	3,511	125,854
Transportation	-	-	13,354
Office equipment	-	15	6,879
Water, electricity and gas	7,323	17,006	125,444
Other expenses	190	86	35,438
Advertisement	-	-	556
Rent expense	-	-	3,811
Depreciation	8,645	8,635	174,539
R & D expense	-	-	22,578
Repairs and maintenance	-	-	1,043
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	50,000	117,500	2,400,000
Professional fees	3,000	-	50,378
Fixed assets impairment	-	-	345,962
Intangibles writedown	-	-	241,639
Total Expenses	72,673	146,753	3,539,745

Other income	-	-	7,195

Loss before provision for income tax	(72,673)	(146,753)	(3,567,944)

Income tax provision	-	-	-

Net loss	(72,673)	(146,753)	(3,567,944)

Less: Net loss attributable to the noncontrolling interest	7,634	11,396	273,437

Net loss attributable to Chang-On International, Inc. common stockholders	$(65,039)	(135,357)	$(3,294,507)

Basic and Fully Diluted Earnings per Share	$(0.00)	$(0.00)

Weighted average shares outstanding	67,307,366	67,307,366

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Period from November 26, 2004 (inception) to March 31,
	2010	2009	2010
Net loss	$(72,673)	$(146,753)	$(3,567,944)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	14	(394)	(15,685)

Comprehensive loss	(72,659)	(147,147)	(3,583,629)
Comprehensive loss attributable to the noncontrolling interest	7,629	11,550	329,441

Comprehensive loss attributable to Chang-On International, Inc.	$(65,030)	$(135,597)	$(3,254,188)

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

			Chang-On International, Inc. Stockholders
			Common Stock		Additional			Accumulated
		Comprehensive	$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive	Noncontrolling
	Total	Income	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interest
Balance December 31, 2009	$44,382		67,307,366	$67,307	$3,067,959	$(3,067,189)	$(50,000)	$(15,605)	$41,910

Amortization of deferred compensation	50,000						50,000

Comprehensive loss:
Net loss	(72,673)	(72,673)				(65,039)			(7,634)
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)	14	14						9	5

Comprehensive loss	(72,659)	$(72,659)

Balance March 31, 2010	$21,723		67,307,366	$67,307	$3,067,959	$(3,132,228)	$-	$(15,596)	$34,281

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,		For the Period from November 26, 2004 (inception) to March 31,
	2010	2009	2010
Operating Activities:
Net loss	$(72,673)	$(146,753)	$(3,567,944)
Adjustments to reconcile net loss to net cash used by operations

Depreciation (cost and expense)	8,645	8,635	184,001
Provision for obsolete inventories	-	-	68,887
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	345,962
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	50,000	117,500	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	-	-	-
(Increase)/decrease in prepaid and other receivables	-	-	(293)
(Increase)/decrease in inventory	-	-	(107,192)
Increase/(decrease) in accounts payable	-	19,023	695
Increase/(decrease) in accrued expenses	(15,448)	-	16,077
Decrease in deferred income-government grants	30,784	-	101,810
Net cash provided by (used in) operating activities	1,308	(1,595)	(324,088)

Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repay of loan from shareholders	-	-	24,659
Net cash used in investing activities	-	-	(710,118)

Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from shareholder loans	21,378	-	877,794
Repay of loan to shareholders	-	-	(70,844)
Net cash provided by financing activities	21,378	-	1,056,059

Effect of exchange rate changes on cash	(13)	(74)	28,704

Increase (decrease) in cash	22,673	(1,669)	50,557
Cash at beginning of period	27,884	3,798	-
Cash at end of period	$50,557	$2,129	$50,557

Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$359,357

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,132,228 at March 31, 2010 that includes losses of $72,673 for the three months ended March 31, 2010. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 2010, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars.

These consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Annual Report on Form 10-K/A of the Company filed with the United States Securities and Exchange Commission (the “SEC”) on April 23, 2010. Interim results are not necessarily indicative of the results for the full year.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

●Principles of Consolidation

These consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation. The functional currency of the Company’s operations is Reminbi (“RMB”)

●Use of Estimates

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

●Subsequent Events

The Company has evaluated subsequent events through the date that these consolidated financial statements were issued, which was May 17, 2010, the date of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

●Fair Value of Financial Instruments

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

●Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. Cash deposits with banks are held in financial institutions in China, which has no federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured deposits.

●Inventories

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

●Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of the property, plant and equipment are capitalized. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment in accordance with the standard, “Accounting for the Impairment or Disposal of Long-Lived Assets”, codified with ASC 360.

●Construction in Progress

Construction in progress represents direct costs of construction or acquisition incurred. Capitalization of these costs ceases and construction in progress is transferred to property and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed.

●Intangible Assets

The Company periodically analyzes its intangible assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through the measurement of undiscounted operating cash flows on a basis consistent with U.S. GAAP.

●Related Parties

The caption “Due from shareholders” represents loans receivable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are not considered current assets. The caption “Due to shareholders” represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand. Refer to Note 7.

●Comprehensive Income

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

●Revenue Recognition

Revenues are recognized when finished products are shipped to unaffiliated customers, both title and the risks and rewards of ownership are transferred, or services have been rendered and accepted, and collectibility is reasonably assured.

●Research and Development Costs

Research and development costs are expensed to operations as incurred.

●Income Tax

The Company accounts for income taxes in accordance with the standard, “Accounting for Income Taxes”, codified with ASC 740. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

●Segment Information

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

●Foreign Currency Translation

The Company’s functional currency is Chinese Renminbi (“RMB”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2010 and December 31, 2009, the cumulative translation adjustments of ($15,596) and ($15,605), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2010 and 2009, other comprehensive income (loss) was $14 and ($242), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of March 31, 2010 and December 31, 2009, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.8256 and $1 to RMB6.827, respectively. For the three months ended March 31, 2010 and 2009, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8275 and $1 to RMB6.8363, respectively. The Company used historical rates for equity.

●Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At March 31, 2010, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

●Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

●New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued a new standard that revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard was effective January 1, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force”, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

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

In March 2010, the FASB ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. For the Company, this guidance would be required prospectively beginning January 1, 2011. The Company is currently evaluating the impact of this consensus on its consolidated results of operations and financial condition.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 - INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2010	2009

Raw Material	$38,313	$38,305
Finished Goods	68,902	68,887
	$107,192	$107,192
Less: Allowance for Obsolescence	(68,902)	(68,887)
	$38,313	38,805

The provision on allowance for obsolescence was $0 for the three months ended March 31, 2010 and 2009.

Note 5 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	March 31,	December 31,
	2010	2009

Machinery and Equipment	$335,711	$335,640
Office Equipment	7,673	7,671
Vehicle	6,886	6,884
Construction in Progress	136,822	136,794
	487,092	486,989
Less: Accumulated Depreciation	(134,452)	(125,778)
	$352,640	$361,211

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $8,645 and $8,635, including cost and operating expense, for the three months ended March 31, 2010 and 2009, respectively.

Note 6 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the three months ended March 31, 2010 or 2009. As of March 31 2010, government grants of $108,873 were recorded as deferred income.

Note 7 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	March 31,	December 31,
	2010	2009
Yukun Li	$22,313	$22,308
Guomin Li	270,198	248,770
Qingwei Zhou	1,923	1,923
	$294,434	$273,001

Guomin Li has been a shareholder of Hongbo since November 2006. Guomin Li was also the Company’s President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director before February 22, 2010. Qingwei Zhou has been a shareholder of Chang-On since September 2006.  Under the Agreement for the Share Exchange on December 29, 2006, Guomin Li and Qingwei Zhou acquired 17,400,000 and 36,600,000 shares of Gold Standard, Inc. respectively.

On February 22, 2010, Guomin Li sold 10,000,000 shares of the Company to Bing Xiao who also took over Guomin Li’s positions as the Company’s President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307, 366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation (Note 9). The Company had a total of 67,307,366 shares issued and outstanding as of March 31, 2010.

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

For the three months ended March 31, 2010 and 2009, $50,000 and $117,500 of the above stock compensation were charged to operating expenses, respectively. $0 was recorded as deferred compensation as of March 31, 2010.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 - OPERATING RISK

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the three months ended March 31, 2010 and 2009.

NOTE 12 - RESTRICTED RETAINED EARNINGS

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). The Company did not make any appropriations to the reserve funds mentioned above due to lack of profits after tax since commencement of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “could”, "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

Our unaudited financial statements are stated in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

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

Hongbo manufactures construction materials from waste products (“SF material”). SF material is a composite of waste plastic and coal ash. Hongbo currently obtains the waste plastic from six recycling facilities in Harbin and obtains the coal ash from the Harbin Power Station. It removes these two burdens from the environment and transforms them into a highly variable construction material, producing no pollution in the process, which means that it does not incur significant expenses relating to environmental regulation compliance. Since Hongbo’s inception it has not experienced any shortage in the availability of these waste products and we do not anticipate that it will experience any shortages for the foreseeable future.

Results of Operations

Revenues

We did not generate any revenues during the three months ended March 31, 2010 or 2009. From our inception on November 26, 2004 to March 31, 2010 we generated $93,776 in revenues, all of which was in the form of net sales of our SF materials. Since we are a development stage company, our revenue streams are not established and our product sales are therefore unstable. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months is uncertain.

Expenses

During the three months ended March 31, 2010 we incurred total expenses of $72,673, including $3,515 in salaries, $7,323 in water, electricity and gas expenses, $8,645 in depreciation, $50,000 in stock compensation, $3,000 in professional fees and $190 in other expenses, whereas during the three months ended March 31, 2009 we incurred total expenses of $146,753, including $3,511 in salaries, $17,006 in water, electricity and gas expenses, $8,635 in depreciation, $117,500 in stock compensation, $15 in office equipment and $86 in other expenses. The decrease in our expenses for the three months ended March 31, 2010 was primarily due to a decrease in our stock compensation.

From our inception on November 26, 2004 to March 31, 2010 we incurred total expenses of $3,567,944, including $125,854 in salaries, $125,444 in water, electricity and gas expenses, $174,539 in depreciation, $2,400,000 in stock compensation, $345,962 in fixed assets impairment, $241,639 in intangibles writedown and $50,378 in professional fees. Our professional fees consist of legal, accounting and auditing fees.

Net Loss

During the three months ended March 31, 2010 we did not generate any revenues, and we incurred a net loss of $72,673, compared to a net loss of $146,753 during the same period in fiscal 2009. The net loss attributable to stock compensation in these periods was $50,000 and $117,500, respectively. From our inception on November 26, 2004 to March 31, 2010 we incurred a net loss of $3,567,944, $2,400,000 of which was in the form of stock compensation.

Liquidity and Capital Resources

As of March 31, 2010, we had $50,557 in cash, $441,803 in total assets, $420,080 in total liabilities and a working capital deficit of $330,917. As of March 31, 2010, we had an accumulated deficit of $3,132,228.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $3,567,944 from our inception on November 26, 2004 to March 31, 2010 was funded primarily by such financing and loans, as well as other capital contributions.

From our inception on November 26, 2004 to March 31, 2010 we spent $324,088 on operating activities. During the three months ended March 31, 2010 we received $1,308 from operating activities, whereas we spent $1,595 on operating activities during the same period in fiscal 2009. The decrease in our expenditures on operating activities during the three months ended March 31, 2010 was primarily due to a decrease in our net operating loss.

From our inception on November 26, 2004 to March 31, 2010 we spent $710,118 on investing activities, all of which was in the form of the purchase of fixed assets. We did not spend any money on investing activities during the three months ended March 31, 2010 or 2009.

From our inception on November 26, 2004 to March 31, 2010 we received $1,056,059 from financing activities, which consisted of $274,103 in capital contribution and $806,950 in net proceeds from shareholder loans, less $24,994 in distributions to shareholders. During the three months ended March 31, 2010 we received $21,378 from financing activities, all of which was in the form of proceeds from shareholder loans, whereas we did not engage in any financing activities during the same period in fiscal 2009.

From our inception on November 26, 2004 to March 31, 2010 we also experienced a gain of $28,704 in connection with foreign exchange translation. During the three months ended March 31, 2010 we lost $13 due to the effect of exchange rates, whereas we lost $74 due to the same effect during the same period in fiscal 2009.

During the three months ended March 31, 2010 we experienced an increase in cash of $22,673 due to a combination of our operating, investing and financing activities, and in particular, the proceeds we received from shareholder loans.

We anticipate that our expenses over the next 12 months (beginning May 2010) will be approximately $900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Going Concern

Our financial statements for the three months ended March 31, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 2 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvements that substantially extend the useful life of the property, plant and equipment are capitalized. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment in accordance with the standard, “Accounting for the Impairment or Disposal of Long-Lived Assets”, codified with ASC 360.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our management concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

During the three months ended March 31, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2010	Chang-On International, Inc.

	By:	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director