Form 10-Q
period 2010-06-30
Chang-On International, Inc.
filed 2010-08-16
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 16, 2010 the registrant’s outstanding common stock consisted of 67,307,366 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim consolidated financial statements of Chang-On International, Inc. (“we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

Chang-On International, Inc.
(A Development Stage Company)

June 30, 2010

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$78,181	$27,884
Prepaid and other receivables	50,432	293
Inventories (Note 4)	38,562	38,305
Total Current Assets	167,175	66,482

Property, plant and equipment, net (Note 5)	346,231	361,211

Total Assets	$513,406	$427,693

LIABILITIES
Current Liabilities
Trade accounts payable	$700	$696
Accrued expenses	16,097	31,525
Government subsidy (Note 6)	109,580	78,089
Due to shareholders (Note 7)	383,442	273,001
Total Current Liabilities	509,819	383,311

Total Liabilities	509,819	383,311

EQUITY
Chang-On International, Inc Stockholders' Equity:
Common stock, par value $0.001, authorized
100,000,000 shares, issue and outstanding
67,307,366 shares (Note 8)	67,307	67,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,144,722)	(3,067,189)
Deferred Compensation (Note 9)	-	(50,000)
Accumulated comprehensive income	(15,367)	(15,605)
Total Chang-On International, Inc. Stockholders' equity	(24,823)	2,472

Noncontrolling interest	28,410	41,910

Total Equity	3,587	44,382

Total Liabilities and Equity	$513,406	$427,693

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from November 26, 2004 (inception) to June 30,
	2010	2009	2010	2009	2010
Net sales	$-	$-	$-	$-	$93,776
Cost of sales	-	-	-	-	(129,170)
Gross profit	-	-	-	-	(35,394)

Expenses
Salaries	3,517	3,514	7,032	7,025	129,371
Transportation	-	-	-	-	13,354
Office equipment	-	13	-	28	6,879
Water, electricity and gas	3,346	3,310	10,676	20,316	128,797
Other expenses	-	123	183	209	35,431
Advertisement	-	-	-	-	556
Rent expense	-	-	-	-	3,811
Depreciation	8,649	8,641	17,294	17,276	183,188
R & D expense	-	-	-	-	22,578
Repairs and maintenance	-	-	-	-	1,043
Gain on disposal of fixed assets	-	-	-	-	(7,730)
Stock compensation	-	50,000	50,000	167,500	2,400,000
Professional fees	3,000	-	6,000	-	53,378
Fixed assets impairment	-	-	-	-	345,962
Intangibles writedown	-	-	-	-	241,639
Total Expenses	18,512	65,601	91,185	212,354	3,558,257

Total expenses and loss from operations	(18,512)	(65,601)	(91,185)	(212,354)	(3,593,651)

Other income	-	-	-	-	7,195

Loss before provision for income tax	(18,512)	(65,601)	(91,185)	(212,354)	(3,586,456)

Income tax provision	-	-	-	-	-

Net loss	(18,512)	(65,601)	(91,185)	(212,354)	(3,586,456)

Less: Net loss attributable to the noncontrolling interest	6,018	6,058	13,652	17,454	279,455

Net loss attributable to Chang-On International, Inc.
common stockholders	$(12,494)	$(59,543)	$(77,533)	(194,900)	$(3,307,001)

Basic and Fully Diluted Earnings per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	67,307,366	67,307,366	67,307,366	67,307,366

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from November 26, 2004 (inception) to June 30,
	2010	2009	2010	2009	2010
Net loss	$(18,512)	$(65,601)	$(91,185)	$(212,354)	$(3,586,456)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	376	96	390	(298)	(15,309)

Comprehensive loss	(18,136)	(65,505)	(90,795)	(212,652)	(3,601,765)
Comprehensive loss attributable to the noncontrolling interest	5,871	6,020	13,500	17,570	335,312

Comprehensive loss attributable to Chang-On International, Inc.	$(12,265)	$(59,485)	$(77,295)	$(195,082)	$(3,266,453)

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

			Chang-On International, Inc. Stockholders
			Common Stock		Additional			Accumulated
		Comprehensive	$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive	Noncontrolling
	Total	Income	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interest

Balance December 31, 2009	$44,382		67,307,366	$67,307	$3,067,959	$(3,067,189)	$(50,000)	$(15,605)	$41,910

Amortization of deferred compensation	50,000						50,000

Comprehensive loss:
Net loss	(91,185)	(91,185)				(77,533)			(13,652)
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)	390	390						238	152

Comprehensive loss	(90,795.00)	$(90,795)

Balance June 30, 2010	$3,587		67,307,366	$67,307	$3,067,959	$(3,144,722)	$-	$(15,367)	$28,410

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,		For the Period from November 26, 2004 (inception) to June 30,
	2010	2009	2010
Operating Activities:
Net loss	$(91,185)	$(212,354)	$(3,586,456)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	17,294	17,276	192,650
Provision for obsolete inventories	-	-	68,887
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	345,962
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	50,000	167,500	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	-	-	-
(Increase)/decrease in prepaid and other receivables	(50,139)	-	(50,432)
(Increase)/decrease in inventory	-	-	(107,192)
Increase/(decrease) in accounts payable	-	-	695
Increase/(decrease) in accrued expenses	(15,428)	(65)	16,097
Decrease in deferred income-government grants	31,491	-	102,517
Net cash used in operating activities	(57,967)	(27,643)	(383,363)

Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repay of loan from shareholders	-	-	24,659
Net cash used in investing activities	-	-	(710,118)

Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from shareholder loans	108,178	80,262	964,594
Repay of loan to shareholders	-	-	(70,844)
Net cash provided by financing activities	108,178	80,262	1,142,859

Effect of exchange rate changes on cash	86	247	28,803

Increase (decrease) in cash	50,297	52,866	78,181
Cash at beginning of period	27,884	3,798	-
Cash at end of period	$78,181	$56,664	$78,181

Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$589,100

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,144,722 at June 30, 2010 that includes losses of $91,185 for the six months ended June 30, 2010. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At June 30, 2010, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

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

●  Principles of Consolidation

These consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation. The functional currency of the Company’s operations is Reminbi (“RMB”).

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

●  Subsequent Events

The Company has evaluated subsequent events through the date that these consolidated financial statements were issued, which was August 16, 2010, the date of the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2010.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2010 and December 31, 2009, the cumulative translation adjustments of ($15,367) and ($15,605), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the six months ended June 30, 2010 and 2009, other comprehensive income (loss) was $390 and ($298), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows:  As of June 30, 2010 and December 31, 2009, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.7814 and $1 to RMB6.827, respectively. For the six months ended June 30, 2010 and 2009, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8257 and $1 to RMB6.8331, respectively. The Company used historical rates for equity.

●  Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At June 30, 2010, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition—a  consensus of the FASB Emerging Issues Task Force”, that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this ASU would require disclosure of certain information with respect to arrangements that contain milestones. For the Company, this guidance would be required prospectively beginning January 1, 2011. The Company is currently evaluating the impact of this consensus on its consolidated results of operations and financial condition.

Note 4 - INVENTORIES

Inventories consist of the following:

	June 30, 2010	December 31, 2009
Raw Material	$38,562	$38,305
Finished Goods	69,350	68,887
	$107,912	$107,192
Less: Allowance for Obsolescence	(69,350)	(68,887)
	$38,562	38,805

The provision on allowance for obsolescence was $0 for the six months ended June 30, 2010 and 2009.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	June 30, 2010	December 31, 2009
Machinery and Equipment	$337,895	$335,640
Office Equipment	7,723	7,671
Vehicle	6,931	6,884
Construction in Progress	137,713	136,794
	490,262	486,989
Less: Accumulated Depreciation	(144,031)	(125,778)
	$346,231	$361,211

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $17,294 and $17,276, including cost and operating expense, for the six months ended June 30, 2010 and 2009, respectively.

Note 6 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the six months ended June 30, 2010 or 2009. As of June 30 2010, government grants of $109,580 were recorded as deferred income.

Note 7 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:
	June 30, 2010	December 31, 2009
Yukun Li	$22,458	$22,308
Guomin Li	356,061	248,770
Qingwei Zhou	1,923	1,923
Bing Xiao	3,000	-
	$383,442	$273,001

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307,366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation (Note 9). The Company had a total of 67,307,366 shares issued and outstanding as of June 30, 2010.

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

For the six months ended June 30, 2010 and 2009, $50,000 and $167,500 of the above stock compensation were charged to operating expenses, respectively. $0 was recorded as deferred compensation as of June 30, 2010.

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the six months ended June 30, 2010 and 2009.

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

Results of Operations

Revenues

We did not generate any revenues during the three months ended June 30, 2010 or 2009. From our inception on November 26, 2004 to June 30, 2010 we generated $93,776 in revenues, all of which was in the form of net sales of our SF materials. Since we are a development stage company, our revenue streams are not established and our product sales are therefore unstable. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months is uncertain.

Expenses

During the three months ended June 30, 2010 we incurred total expenses of $18,512, including $3,517 in salaries, $3,346 in water, electricity and gas expenses, $8,649 in depreciation and $3,000 in professional fees, whereas during the three months ended June 30, 2009 we incurred total expenses of $65,601, including $3,514 in salaries, $3,310 in water, electricity and gas expenses, $8,641 in depreciation, $50,000 in stock compensation, $13 in office equipment and $123 in other expenses. The decrease in our expenses for the three months ended June 30, 2010 was primarily due to a decrease in our stock compensation.

During the six months ended June 30, 2010 we incurred total expenses of $91,185, including $7,032 in salaries, $10,676 in water, electricity and gas expenses, $17,294 in depreciation, $50,000 in stock compensation, $6,000 in professional fees and $183 in other expenses, whereas during the six months ended June 30, 2009 we incurred total expenses of $212,354, including $7,025 in salaries, $20,316 in water, electricity and gas expenses, $17,276 in depreciation, $167,500 in stock compensation, $28 in office equipment and $209 in other expenses. The decrease in our expenses for the six months ended June 30, 2010 was primarily due to a decrease in our stock compensation.

From our inception on November 26, 2004 to June 30, 2010 we incurred total expenses of $3,558,257, including $129,371 in salaries, $128,797 in water, electricity and gas expenses, $183,188 in depreciation, $2,400,000 in stock compensation, $345,962 in fixed assets impairment, $241,639 in intangibles writedown, $53,378 in professional fees, $22,578 in research and development expenses and $35,431 in other expenses. Our professional fees consist of legal, accounting and auditing fees.

Net Loss

During the three months ended June 30, 2010 we did not generate any revenues and we incurred a net loss of $18,512, compared to a net loss of $65,601 during the same period in fiscal 2009. Our net loss attributable to stock compensation in these periods was $nil and $50,000 respectively.

During the six months ended June 30, 2010 we did not generate any revenues and we incurred a net loss of $91,185, compared to a net loss of $212,354 during the same period in fiscal 2009. Our net loss attributable to stock compensation in these periods was $50,000 and $167,500 respectively.

From our inception on November 26, 2004 to March 31, 2010 we incurred a net loss of $3,586,456, $2,400,000 of which was in the form of stock compensation.

Liquidity and Capital Resources

As of June 30, 2010, we had $78,181 in cash, $513,406 in total assets, $509,819 in total liabilities and a working capital deficit of $342,644. As of June 30, 2010, we had an accumulated deficit of $3,144,722.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $3,586,456 from our inception on November 26, 2004 to June 30, 2010 was funded primarily by such financing and loans, as well as other capital contributions.

From our inception on November 26, 2004 to June 30, 2010 we spent $383,363 on operating activities. During the six months ended June 30, 2010 we spent $57,967 on operating activities, whereas we spent $27,643 on operating activities during the same period in fiscal 2009. The increase in our expenditures on operating activities during the six months ended June 30, 2010 was primarily due to increases in our accrued expenses and prepaid and other receivables.

From our inception on November 26, 2004 to June 30, 2010 we spent $710,118 on investing activities, all of which was in the form of the purchase of fixed assets. We did not spend any money on investing activities during the six months ended June 30, 2010 or 2009.

From our inception on November 26, 2004 to June 30, 2010 we received $1,142,859 from financing activities, which consisted of $274,103 in capital contribution and $893,750 in net proceeds from shareholder loans, less $24,994 in distributions to shareholders. During the six months ended June 30, 2010 we received $108,718 from financing activities, all of which was in the form of proceeds from shareholder loans, whereas we received $80,262 from financing activities during the same period in fiscal 2009, all of which was also in the form of proceeds from shareholder loans.

From our inception on November 26, 2004 to June 30, 2010 we also experienced a gain of $28,803 in connection with foreign exchange translation. During the six months ended June 30, 2010 we gained $86 due to the effect of exchange rates, whereas we gained $247 due to the same effect during the same period in fiscal 2009.

During the six months ended June 30, 2010 we experienced an increase in cash of $50,297 due to a combination of our operating, investing and financing activities, and in particular, the proceeds we received from shareholder loans.

We anticipate that our expenses over the next 12 months (beginning August 2010) will be approximately $900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $822,000 (a total of $900,000 less our approximately $78,000 in cash as of June 30, 2010) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the three months ended June 30, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 2 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated limited revenues, have achieved losses since our inception, and rely upon the sale of our common stock and proceeds from shareholder loans to fund our operations. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

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

Changes in Internal Control

During the three months ended June 30, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 16, 2010	Chang-On International, Inc.

	By:	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director