Form 10-Q
period 2010-09-30
Chang-On International, Inc.
filed 2010-11-15
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File Number 001-08937

CHANG-ON INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0302579
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

514 No. 18 Building, High New Technology Development, Harbin,
Heilongjiang Province, China	N/A
(Address of principal executive offices)	(Zip Code)

86-451-82695010
(Registrant’s telephone number, including area code)

N/A
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
[X] YES    [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES   [   ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES    [X] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
67,307,366 common shares issued and outstanding as of November 15, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Chang-On International, Inc. (“we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

CHANG-ON INTERNATIONAL, INC.

(A Development Stage Company)

F1

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$71,895	$27,884
Prepaid and other receivables	51,112	293
Inventories (Note 4)	39,082	38,305
Total Current Assets	162,089	66,482

Property, plant and equipment, net (Note 5)	342,082	361,211

Total Assets	$504,171	$427,693

LIABILITIES
Current Liabilities
Trade accounts payable	$709	$696
Accrued expenses	6,138	31,525
Deferred income-government grants (Note 6)	111,060	78,089
Due to shareholders (Note 7)	401,045	273,001
Total Current Liabilities	518,952	383,311

Total Liabilities	518,952	383,311

EQUITY
Chang-On International, Inc Stockholders' Equity:
Common stock, par value $0.001, authorized 100,000,000 shares, issue and outstanding 67,307,366 shares (Note 8)	67,307	67,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,157,506)	(3,067,189)
Deferred Compensation (Note 9)	-	(50,000)
Accumulated other comprehensive loss	(15,000)	(15,605)
Total Chang-On International, Inc Stockholders' equity	(37,240)	2,472

Noncontrolling interest	22,459	41,910

Total Equity	(14,781)	44,382

Total Liabilities and Equity	$504,171	$427,693

See Notes to Financial Statements

F2

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the Period
					from November
	For the Three Months Ended		For the Nine Months Ended		26, 2004
					(inception) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Net sales	$-	$1,989	$-	$1,989	$93,776
Cost of sales	-	(1,228)	-	(1,228)	(129,170)
Gross profit	-	761	-	761	(35,394)

Expenses
Salaries	3,546	3,513	10,578	10,538	132,917
Transportation	-	-	-	-	13,354
Office equipment	-	-	-	28	6,879
Water, electricity and gas	3,593	3,573	14,269	23,889	132,390
Other expenses	109	122	292	331	35,540
Advertisement	-	-	-	-	556
Rent expense	-	-	-	-	3,811
Depreciation	8,721	8,641	26,015	25,917	191,909
R & D expense	-	-	-	-	22,578
Repairs and maintenance	-	-	-	-	1,043
Gain on disposal of fixed assets	-	-	-	-	(7,730)
Stock compensation	-	50,000	50,000	217,500	2,400,000
Professional fees	3,000	-	9,000	-	56,378
Fixed assets impairment	-	-	-	-	345,962
Intangibles writedown	-	-	-	-	241,639
Total Expenses	18,969	65,849	110,154	278,203	3,577,226

Total expenses and loss from operations	(18,969)	(65,088)	(110,154)	(277,442)	(3,612,620)

Other income	-	-	-	-	7,195

Loss before provision for income tax	(18,969)	(65,088)	(110,154)	(277,442)	(3,605,425)

Income tax provision	-	-	-	-	-

Net loss	(18,969)	(65,088)	(110,154)	(277,442)	(3,605,425)

Less: Net loss attributable to the noncontrolling interest	6,185	5,851	19,837	23,305	285,640

Net loss attributable to Chang-On International, Inc
common stockholders	$(12,784)	$(59,237)	$(90,317)	(254,137)	$(3,319,785)

Basic and Fully Diluted Earnings per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	67,307,366	67,307,366	67,307,366	67,307,366

See Notes to Financial Statements.

F3

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended		For the Period from November 26, 2004 (inception) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
Net loss	$(18,969)	$(65,088)	$(110,154)	$(277,442)	$(3,605,425)
Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	601	114	991	(184)	(14,708)
Comprehensive loss	(18,368)	(64,974)	(109,163)	(277,626)	(3,620,133)
Comprehensive loss attributable to the noncontrolling interest	5,951	5,808	19,451	23,378	341,263
Comprehensive loss attributable to Chang-On International, Inc.	$(12,417)	$(59,166)	$(89,712)	$(254,248)	$(3,278,870)

See Notes to Financial Statements.

F4

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

			Chang-On International, Inc. Stockholders
			Common Stock		Additional		Accumulated Other
		Comprehensive	$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive	Noncontrolling
	Total	Income	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interest

Balance December 31, 2009	$44,382		67,307,366	$67,307	$3,067,959	$(3,067,189)	$(50,000)	$(15,605)	$41,910

Amortization of deferred compensation	50,000						50,000

Comprehensive loss:
Net loss	(110,154)	(110,154)				(90,317)			(19,837)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	991	991						605	386

Comprehensive loss	(109,163.00)	$(109,163)

Balance September 30, 2010	$(14,781)		67,307,366	$67,307	$3,067,959	$(3,157,506)	$-	$(15,000)	$22,459

See accompanying notes to consolidated financial statements

F5

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
			from November
	For the Nine Months Ended		26, 2004
			(inception) to
	September 30,		September 30,
	2010	2009	2010
Operating Activities:
Net loss	$(110,154)	$(277,442)	$(3,605,425)
Adjustments to reconcile net loss to net
cash used by operations
Depreciation (cost and expense)	26,015	25,917	201,371
Provision for obsolete inventories	-	-	68,887
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	345,962
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	50,000	217,500	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	-	-	-
(Increase)/decrease in prepaid and other receivables	(50,819)	-	(51,112)
(Increase)/decrease in inventory	-	-	(107,192)
Increase/(decrease) in accounts payable	-	-	695
Increase/(decrease) in accrued expenses	(25,387)	-	6,138
Increase/(decrease) in deferred income-government grants	32,971	21,942	103,997
Net cash used in operating activities	(77,374)	(12,083)	(402,770)

Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repay of loan from shareholders	-	-	24,659
Net cash used in investing activities	-	-	(710,118)

Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from shareholder loans	121,414	80,499	977,830
Repay of loan to shareholders	-	(58,545)	(70,844)
Net cash provided by financing activities	121,414	21,954	1,156,095

Effect of exchange rate changes on cash	(29)	1,248	28,688

Increase(decrease) in cash	44,011	11,119	71,895
Cash at beginning of period	27,884	3,798	-
Cash at end of period	$71,895	$14,917	$71,895

Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$589,100

See Notes to Financial Statements.

F6

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,157,506 at September 30, 2010 that includes losses of $110,154 for the nine months ended September 30, 2010. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At September 30, 2010, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•   Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and are presented in U.S. dollars.

These consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Annual Report on Form 10-K/A of the Company filed with the United States Securities and Exchange Commission (the "SEC") on April 23, 2010. Interim results are not necessarily indicative of the results for the full year.

•   Principles of Consolidation

These consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation. The functional currency of the Company's operations is Reminbi ("RMB").

F7

•   Use of Estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates. The Company regularly evaluates estimates and assumptions related to obsolete inventory, useful life and recoverability of long lived assets, and goodwill. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

•   Fair Value of Financial Instruments

The Company adopted the standard "Fair Value Measurements", codified with ASC 820 and effective January 1, 2008. The provisions of ASC 820 are to be applied prospectively.

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

An asset or liability's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors. The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

•   Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. Cash deposits with banks are held in financial institutions in China, which has no federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured deposits.

•   Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average cost method. Costs include direct material, direct labor and applicable manufacturing overhead. Market value is determined by reference to selling prices after the balance sheet date or to management's estimates based on prevailing market conditions. Management writes down the inventories to market value if market value is below cost. Management also regularly evaluates the composition of the Company’s inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

F8

•   Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method. Additions and improvement that substantially extend the useful life of the property, plant and equipment are capitalized. Property, plant and equipment are depreciated to their estimated residual values over their estimated useful lives, and reviewed for impairment in accordance with the standard, "Accounting for the Impairment or Disposal of Long-Lived Assets", codified with ASC 360.

•   Construction in Progress

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

•   Comprehensive Income

The standard, "Reporting Comprehensive Income", codified with ASC 220, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's other comprehensive income arose from the effect of foreign currency translation adjustments.

•   Revenue Recognition

Revenues are recognized when finished products are shipped to unaffiliated customers, both title and the risks and rewards of ownership are transferred, or services have been rendered and accepted, and collectibility is reasonably assured.

•   Research and Development Costs

Research and development costs are expensed to operations as incurred.

•   Income Tax

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

F9

•   Segment Information

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

•   Foreign Currency Translation

The Company’s functional currency is Chinese Renminbi (“RMB”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2010 and December 31, 2009, the cumulative translation adjustments of ($15,000) and ($15,605), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the nine months ended September 30, 2010 and 2009, other comprehensive income (loss) was $991 and ($184), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of September 30, 2010 and December 31, 2009, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.6912 and $1 to RMB6.827, respectively. For the nine months ended September 30, 2010 and 2009, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8066 and $1 to RMB6.8324, respectively. The Company used historical rates for equity.

•   Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2010, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

•   Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

•   New Accounting Pronouncements

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

F10

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

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements" a consensus of the FASB Emerging Issues Task Force', that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on its Company's consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements That Include Software Elements"a consensus of the FASB Emerging Issues Task Force', that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, "Improving Disclosures About Fair Value Measurements", that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU is effective for the first quarter of 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

F11

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition— a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this ASU would require disclosure of certain information with respect to arrangements that contain milestones. For the Company, this standard would be required prospectively beginning January 1, 2011. The Company is currently evaluating the impact of this standard on 3M’s consolidated results of operations and financial condition.

In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 - INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2010	2009

Raw Material	$39,082	$38,305
Finished Goods	70,286	68,887
	$109,368	$107,192
Less: Allowance for Obsolescence	(70,286)	(68,887)
	$39,082	38,805

F12

The provision on allowance for obsolescence was $0 for the nine months ended September 30, 2010 and 2009.

Note 5 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	September 30,	December 31,
	2010	2009

Machinery and Equipment	$342,456	$335,640
Office Equipment	7,827	7,671
Vehicle	7,024	6,884
Construction in Progress	139,571	136,794
	496,878	486,989
Less: Accumulated Depreciation	(154,796)	(125,778)
	$342,082	$361,211

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $26,015 and $25,917, including cost and operating expense, for the nine months ended September 30, 2010 and 2009, respectively.

Note 6 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the nine months ended September 30, 2010 or 2009. As of September 30 2010, government grants of $111,060 were recorded as deferred income.

Note 7 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	September 30,	December 31,
	2010	2009
Yukun Li	$22,761	$22,308
Guomin Li	370,361	248,770
Qingwei Zhou	1,923	1,923
Bing Xiao	6,000	-
	$401,045	$273,001

F13

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

Note 8 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307,366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation (Note 9). The Company had a total of 67,307,366 shares issued and outstanding as of September 30, 2010.

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

For the nine months ended September 30, 2010 and 2009, $50,000 and $217,500 of the above stock compensation were charged to operating expenses, respectively. $0 was recorded as deferred compensation as of September 30, 2010.

F14

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the nine months ended September 30, 2010 and 2009.

NOTE 12 - RESTRICTED RETAINED EARNINGS

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable "statutory surplus reserve fund". Subject to certain cumulative limits, the "statutory surplus reserve fund" requires annual appropriations of 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC ("PRC GAAP") at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the "reserve fund". For foreign invested enterprises, the annual appropriation for the "reserve fund" cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). The Company did not make any appropriations to the reserve funds mentioned above due to lack of profits after tax since commencement of operations.

F15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Business Overview

We are principally engaged in the business of waste recycling and reutilization in the People’s Republic of China ("China") through our wholly owned subsidiary, Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong on September 8, 2006 ("Chang-On HK").

Chang-On HK is a holding company with one asset: 61% of the share capital of Harbin Hongbo Environment Protection Material, Inc. ("Hongbo"), a company incorporated under the laws of China. The remaining 39% of the share capital of Hongbo is owned by Guomin Li (29%), our former President, Chief Executive Officer, Chief Financial Officer, Principal Accouting Officer and Director, and Su Yu (10%), our Director. Hongbo was incorporated in November 2004, and until September 2006 it was entirely engaged in developing its technology and manufacturing facility. From September 2006 to December 2006 it completed its first sales, realizing $43,023 in revenue. For the year ended December 31, 2009 it generated net sales of $1,990. Because Hongbo has not yet produced significant revenues, it is still a development stage company for financial reporting purposes.

Hongbo manufactures construction materials from waste products (“SF material”). SF material is a composite of waste plastic and coal ash. Hongbo currently obtains the waste plastic from six recycling facilities in Harbin and obtains the coal ash from the Harbin Power Station.

Results of Operations

Revenues

We did not generate any revenues during the three months ended September 30, 2010 or 2009. From our inception on November 26, 2004 to September 30, 2010 we generated $93,776 in revenues, all of which was in the form of net sales of our SF materials. Since we are a development stage company, our revenue streams are not established and our product sales are therefore unstable. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months is uncertain.

Expenses

During the three months ended September 30, 2010 we incurred total expenses of $18,969, including $3,546 in salaries, $3,593 in water, electricity and gas expenses, $8,721 in depreciation, $3,000 in professional fees and $109 in other expenses, whereas during the three months ended September 30, 2009 we incurred total expenses of $65,849, including $3,513 in salaries, $3,573 in water, electricity and gas expenses, $8,641 in depreciation, $50,000 in stock compensation and $122 in other expenses. The decrease in our expenses for the three months ended September 30, 2010 was primarily due to a decrease in operations.

During the nine months ended September 30, 2010 we incurred total expenses of $110,154, including $10,578 in salaries, $14,269 in water, electricity and gas expenses, $26,015 in depreciation, $50,000 in stock compensation, $9,000 in professional fees and $292 in other expenses, whereas during the nine months ended September 30, 2009 we incurred total expenses of $278,203, including $10,538 in salaries, $23,889 in water, electricity and gas expenses, $25,917 in depreciation, $217,500 in stock compensation and $331 in other expenses. The decrease in our expenses for the nine months ended September 30, 2010 was primarily due to a decrease in operations.

From our inception on November 26, 2004 to September 30, 2010 we incurred total expenses of $3,577,226, including $132,917 in salaries, $132,390 in water, electricity and gas expenses, $191,909 in depreciation, $2,400,000 in stock compensation, $345,962 in fixed assets impairment, $241,639 in intangibles writedown, $56,378 in professional fees, $22,578 in research and development expenses, and $35,540 in other expenses. Our professional fees consist of legal, accounting and auditing fees.

Net Loss

During the three months ended September 30, 2010 we did not generate any revenues and we incurred a net loss of $18,969, compared to a net loss of $65,088 during the same period in fiscal 2009. Our net loss attributable to stock compensation in these periods was $Nil and $50,000 respectively.

During the nine months ended September 30, 2010 we did not generate any revenues and we incurred a net loss of $110,154 compared to a net loss of $277,442 during the same period in fiscal 2009. Our net loss attributable to stock compensation in these periods was $50,000 and $217,500 respectively.

From our inception on November 26, 2004 to September 30, 2010 we incurred a net loss of $3,605,425, $2,400,000 of which was in the form of stock compensation.

Liquidity and Capital Resources

As of September 30, 2010, we had $71,895 in cash, $162,089 in total assets, $518,952 in total liabilities and a working capital deficit of $356,863. As of September 30, 2010, we had an accumulated deficit of $3,157,506.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $3,605,425 from our inception on November 26, 2004 to September 30, 2010 was funded primarily by such financing and loans, as well as other capital contributions.

From our inception on November 26, 2004 to September 30, 2010 we spent $402,770 on operating activities. During the nine months ended September 30, 2010 we spent $77,374 on operating activities, whereas we spent $12,083 on operating activities during the same period in fiscal 2009. The decrease in our expenditures on operating activities during the nine months ended September 30, 2010 was primarily due to a decrease in operations.

From our inception on November 26, 2004 to September 30, 2010 we spent $710,118 on investing activities, all of which was in the form of the purchase of fixed assets. We did not spend any money on investing activities during the nine months ended September 30, 2010 or 2009.

From our inception on November 26, 2004 to September 30, 2010 we received $1,156,095 from financing activities, which consisted of $274,103 in capital contribution and $977,830 in net proceeds from shareholder loans, less $70,844 in distributions to shareholders. During the nine months ended September 30, 2010 we received $121,414 from financing activities, all of which was in the form of proceeds from shareholder loans, whereas we received $21,954 from financing activities during the same period in fiscal 2009, all of which was also in the form of proceeds from shareholder loans.

From our inception on November 26, 2004 to September 30, 2010 we also experienced a gain of $28,688 in connection with foreign exchange translation. During the nine months ended September 30, 2010 we lost $29 due to the effect of exchange rates, whereas we gained $1,248 due to the same effect during the same period in fiscal 2009.

During the nine months ended September 30, 2010 we experienced an increase in cash of $44,011 due to a combination of our operating, investing and financing activities, and in particular, the proceeds we received from shareholder loans.

We anticipate that our expenses over the next 12 months (beginning December 2010) will be approximately $900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $822,000 (a total of $900,000 less our approximately $78,000 in cash as of September 30, 2010) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the three months ended September 30, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 2 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2010, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

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

Changes in Internal Control

During the three months ended September 30, 2010 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010	Chang-On International, Inc.

/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial
Officer, Principal Accounting Officer, Director