Form 10-K
period 2010-12-31
Chang-On International, Inc.
filed 2011-03-31
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 001-08397

CHANG-ON INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0302579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

514 No. 18 Building, High New Technology Development
Harbin, Heilongjian Province, China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 86-451-8269 5010

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes   [ ]     No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes   [ ]     No   [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes   [X]     No   [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes   [ ]     No    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   [ ]     No   [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2010 was $2,292,295 based on a $0.04 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
67,307,366 as of March 31, 2011

     DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Chang-On International, Inc., a Utah corporation, and our subsidiaries, unless otherwise indicated.

General Overview

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

Our Current Business

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

Research and Development

We did not incur any expenses associated with research and development activities during the fiscal year ended December 31, 2010. From our inception on November 26, 2004 to December 31, 2010 we spent $22,578 on research and development activities.

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

  the Paris Convention for the Protection of Industrial Property (March 19, 1985);

  the Patent Cooperation Treaty (January 1, 1994); and

  the Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

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

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

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

OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2010	$0.0399	$0.01
September 30, 2010	$0.03	$0.01
June 30, 2010	$0.04	$0.015
March 31, 2010	$0.06	$0.012
December 31, 2009	$0.04	$0.01
September 30, 2009	$0.07	$0.02
June 30, 2009	$0.06	$0.01
March 31, 2009	$0.05	$0.01
December 31, 2008	$0.06	$0.02

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Island Stock Transfer Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701 (Telephone: (727) 289-0010; Facsimile: (727) 2890069) is the registrar and transfer agent for our common shares.

On March 31, 2011, the shareholders' list showed 7 registered shareholders and 67,307,366 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We have not approved or adopted any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2010 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2010.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2010.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Statements contained herein which are not historical facts are forward-looking statements, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2010 and 2009.

Our operating results for the years ended December 31, 2010 and 2009 are summarized as follows:

		Year Ended
		December 31
		2010	2009
Net Sales	$	Nil	$1,990
Cost of Sales	$	Nil	$(1,228)
Expenses		$509,221	$434,273
Net Loss		$(509,221)	$(433,511)

Expenses

Our total expenses for the years ended December 31, 2010 and December 31, 2009 are outlined in the table below:

		Year Ended
		December 31
		2010	2009
Salaries		$14,184	$14,053
Office equipment	$	Nil	$28
Water, electricity and gas		$18,264	$26,487

		Year Ended
		December 31
		2010		2009
Other expenses		$401		$401
Depreciation		$34,883		$34,562
Repairs and maintenance	$	Nil		$18
Stock compensation		$50,000		$267,500
Professional fees		$29,000		$22,378
Fixed asset impairment		$323,851	$	Nil
Inventory obsolescence		$38,638		$68,846

Expenses for the years ended December 31, 2010, increased by 17% as compared to the comparative period in 2009 primarily as a result of an increase in fixed asset impairment.

Revenue

We have earned revenues of $Nil for the year ended December 31, 2010 and $1,990 for the year ended December 31, 2009. Our sales decreased by $1,990. The decrease was primarily due to a decrease in demand for our products.

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,	Increase/
	2010	2009	Decrease
Current Assets	$4,227	$66,482	$(93%	)
Current Liabilities	$432,491	$383,311	$13%
Working Capital (deficit)	$(428,264)	$(316,829)	$(35%	)

Cash Flows

		Year Ended		Year Ended
		December 31,		December 31,
		2010		2009
Net Cash Used in Operating Activities		$(32,728)		$(33,013)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$20,036		$57,169
Net Increase in Cash During the Period		$(23,960)		$24,086

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2010, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have minimal revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations. We will be required to raise additional capital over the next twelve months to meet our ongoing expenses.

As of December 31, 2010, we had $3,924 in cash, $9,986 in total assets, $432,491 in total liabilities and a working capital deficit of $428,264. As of December 31, 2010, we had an accumulated deficit of $3,408,779.

Plan of Operation and Cash Requirements

We anticipate that our expenses over the next 12 months will be approximately $900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2010, our company has accumulated deficit of $3,408,779 since inception, has a working capital deficiency of $428,264 and has earned nominal revenues of $93,776 since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of our company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation. The functional currency of our company’s operations is Reminbi (“RMB”)

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Fair Value of Financial Instruments

Our company adopted the standard “Fair Value Measurements”, codified with ASC 820 and effective January 1, 2008. The provisions of ASC 820 are to be applied prospectively.

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

Level 1:	Unadjusted quoted prices in factive markets for identical assets or liabilities.

Level 2:

Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of our company.

Level 3:	Unobservable inputs. Unobservable inputs reflect the assumptions that our company develops based on available information about what market participants would use in valuing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors. Our company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average cost method. Costs include direct material, direct labor and applicable manufacturing overhead. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if market value is below cost. Management also regularly evaluates the composition of our company’s inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

Revenue Recognition

Revenues are recognized when finished products are shipped to unaffiliated customers, both title and the risks and rewards of ownership are transferred, or services have been rendered and accepted, and collectibility is reasonably assured.

Foreign currencies translation

Our company’s functional currency is Chinese currency Renminbi (“RMB”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The consolidated financial statements of our company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2010 and 2009, the cumulative translation adjustments of ($20,281) and ($15,605), respectively, were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2010 and 2009, other comprehensive income (loss) was ($7,666) and ($242), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of December 31, 2010 and 2009, our company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.6023 and $1 to RMB6.827, respectively. For the years ended December 31, 2010 and 2009, our company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.7682 and $1 to RMB6.8311, respectively. Our company used historical rates for equity.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2010 and 2009, respectively, our company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

Recent Accounting Pronouncements

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For our company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because our company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on our company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued a new standard that revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For our company, this standard was effective January 1, 2010. The adoption of this standard did not have a material impact on our company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For our company, ASU No. 2009-13 is effective beginning January 1, 2011. Our company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. Our company is currently evaluating the impact of this standard on its Company’s consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For our company, ASU No. 2009-14 is effective beginning January 1, 2011. Our company is currently evaluating the impact of this standard on the its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For our company, this ASU is effective for the first quarter of 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our company’s consolidated results of operations or financial condition.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition— a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this ASU would require disclosure of certain information with respect to arrangements that contain milestones. For our company, this standard would be required prospectively beginning January 1, 2011. Our company is currently evaluating the impact of this standard on 3M’s consolidated results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

16

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company )
FINANCIAL STATEMENTS

DECEMBER 31, 2010

17

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)

INDEX TO DECEMBER 31, 2010 FINANCIAL STATEMENTS

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Chang-On International, Inc.
(A development stage company)

We have audited the accompanying consolidated balance sheet of Chang-On International, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2010, and for the period from November 26, 2004 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows from November 26, 2004 to December 31, 2008 were audited by other auditors who expressed an qualified opinion, with an explanatory paragraph discussing the Company ability to continue as a going-concern, in their report dated March 22, 2009. Our opinion on the statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows from inception to December 31, 2010, insofar as it relates to amounts for prior periods through December 31, 2008, is solely based on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chang-On International, Inc. as of December 31, 2010 and 2009, and the results of operations and cash flows for each of the years in the two-year period ended December 31, 2010, and for the period from November 26, 2004 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to consolidated financial statements, the Company has incurred accumulated deficit of $3,408,779 and 3,067,189 as of December 31, 2010 and 2009, respectively that include losses of $509,221 and $433,511 for the years ended December 31, 2010 and 2009, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA
Oakland Gardens
March 18, 2011

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$3,924	$27,884
Prepaid and other receivables	303	293
Inventories (Note 4)	-	38,305
Total Current Assets	4,227	66,482
Property, plant and equipment, net (Note 5)	5,759	361,211

Total Assets	$9,986	$427,693
LIABILITIES
Current Liabilities
Trade accounts payable	719	$696
Accrued expenses	26,181	31,525
Deferred income-government grants (Note 6)	112,554	78,089
Due to shareholders (Note 7)	293,037	273,001
Total Current Liabilities	432,491	383,311
Total Liabilities	432,491	383,311
EQUITY(DEFICIT)
Chang-On International, Inc Stockholders' Equity(Deficit):
Common stock, par value $0.001, authorized 100,000,000 shares, issued and outstanding 67,307,366 shares (Note 8)	67,307	67,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,408,779)	(3,067,189)
Deferred Compensation (Note 9)	-	(50,000)
Accumulated comprehensive loss	(20,281)	(15,605)
Total Chang-On International, Inc Stockholders' equity(deficit)	(293,794)	2,472
Noncontrolling interest	(128,711)	41,910

Total Equity(Deficit)	(422,505)	44,382

Total Liabilities and Equity(Deficit)	$9,986	$427,693

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended		For the Period
			November 26,
			2004 (inception)
	December 31,		to December 31,
	2010	2009	2010
Net sales	$-	$1,990	$93,776
Cost of sales	-	(1,228)	(60,324)
Gross profit	-	762	33,452
Expenses
Salaries	14,184	14,053	136,523
Transportation	-	-	13,354
Office equipment	-	28	6,879
Water, electricity and gas	18,264	26,487	136,385
Other expenses	401	401	35,649
Advertisement	-	-	556
Rent expense	-	-	3,811
Depreciation	34,883	34,562	200,777
Research and development expenses	-	-	22,578
Repairs and maintenance	-	18	1,043
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	50,000	267,500	2,400,000
Professional fees	29,000	22,378	76,378
Fixed assets impairment	323,851	-	669,813
Intangibles writedown	-	-	241,639
Inventory obsolescence	38,638	68,846	107,484
Total Expenses	509,221	434,273	4,045,139
Other income	-	-	7,195
Loss before provision for income tax	(509,221)	(433,511)	(4,004,492)
Income tax provision	-	-	-
Net loss	(509,221)	(433,511)	(4,004,492)
Less: Net loss attributable to the noncontrolling interest	167,631	55,913	489,347
Net loss attributable to Chang-On International, Inc common stockholders	$(341,590)	$(377,598)	$(3,515,145)
Net loss per share-basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding-basic and diluted	67,307,366	67,307,366

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

			For the Period
			November 26,
	For the Years Ended		2004 (inception)
	December 31,		to December 31,
	2010	2009	2010

Net loss	$(509,221)	$(433,511)	$(4,004,492)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(7,666)	(242)	(15,699)

Comprehensive loss	(516,887)	(433,753)	(4,020,191)
Comprehensive loss attributable to the noncontrolling interest	170,621	56,007	321,812

Comprehensive loss attributable to Chang-On International, Inc.	$(346,266)	$(377,746)	$(3,698,379)

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Chang-On International, Inc. Stockholders
			Common Stock		Additional			Accumulated
		Comprehensive	$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive	Noncontrolling
	Total	Income	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interest
Balance December 31, 2008	$210,635	$-	67,307,366	$67,307	$3,067,959	$(2,689,591)	$(317,500)	$(15,457)	$97,917
Amortization of deferred compensation	267,500						267,500
Comprehensive loss:
Net loss	(433,511)	(433,511)				(377,598)			(55,913)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(242)	(242)						(148)	(94)
Comprehensive loss	(433,753)	$(433,753)
Balance December 31, 2009	$44,382		67,307,366	$67,307	$3,067,959	$(3,067,189)	$(50,000)	$(15,605)	$41,910
Amortization of deferred compensation	50,000						50,000
Comprehensive loss:
Net loss	(509,221)	(509,221)				(341,590)			(167,631)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(7,666)	(7,666)						(4,676)	(2,990)
Comprehensive loss	(516,887)	$(516,887)
Balance December 31, 2010	$(422,505)		67,307,366	$67,307	$3,067,959	$(3,408,779)	$-	$(20,281)	$(128,711)

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For The Years Ended		For the Period
			November 26, 2004
			(inception) to
	December 31,		December 31,
	2010	2009	2010
Operating Activities:
Net loss	$(509,221)	$(433,511)	$(4,004,492)
Adjustments to reconcile net loss to net cash used by
operations
Depreciation (cost and expense)	34,883	34,562	210,239
Provision for obsolete inventories	38,638	68,846	107,484
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	323,851	-	669,813
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	50,000	267,500	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	-	-	-
(Increase)/decrease in prepaid and other receivables	-	-	(293)
(Increase)/decrease in inventory	-	1,342	(107,151)
Increase/(decrease) in accounts payable	-	-	695
Increase/(decrease) in accrued expenses	(5,344)	6,314	26,181
Increase/(decrease) in deferred income-government grants	34,465	21,934	105,491
Net cash used by operating activities	(32,728)	(33,013)	(358,124)
Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repay of loan from shareholders	-	-	24,659
Net cash (used) by investing activities	-	-	(710,118)
Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from shareholder loans	20,036	115,714	876,452
Repay of loan to shareholders	-	(58,545)	(70,844)
Net cash provided by financing activities	20,036	57,169	1,054,717
Effect of exchange rate changes on cash	(11,268)	(70)	17,449
Increase(decrease) in cash	(23,960)	24,086	3,924
Cash at beginning of period	27,884	3,798	-
Cash at end of period	$3,924	$27,884	$3,924
Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$359,357

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,408,779 and $3,067,189 at December 31, 2010 and 2009, respectively, that include losses of $509,221 and $433,511 for the years ended December 31, 2010 and 2009, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2010, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•Basis of Presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

•Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation. The functional currency of the Company’s operations is Reminbi (“RMB”)

•Reclassification

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

•Fair Value of Financial Instruments

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

•Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. Cash deposits with banks are held in financial institutions in China, which has no federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured deposits.

•Inventories

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

•Property, Plant and Equipment

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

•Comprehensive Income

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

• Research and De velopment cost

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

•Segment Information

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

• Foreign currencies translation

The Company’s functional currency is Chinese currency Renminbi (“RMB”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2010 and 2009, the cumulative translation adjustments of ($20,281) and ($15,605), respectively, were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2010 and 2009, other comprehensive income (loss) was ($7,666) and ($242), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of December 31, 2010 and 2009, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.6023 and $1 to RMB6.827, respectively. For the years ended December 31, 2010 and 2009, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.7682 and $1 to RMB6.8311, respectively. The Company used historical rates for equity.

• Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2010 and 2009, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on its Company’s consolidated results of operations and financial condition.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the its consolidated results of operations and financial condition.

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - INVENTORIES

Inventories consist of the following:

	December 31,	December 31,
	2010	2009

Raw Material	$39,608	$38,305
Finished Goods	71,232	68,887
	$110,840	$107,192
Less: Allowance for Obsolescence	(110,840)	(68,887)
	-	38,305

The provision on allowance for obsolescence was $38,638 and $68,846 for the years ended December 31, 2010 and 2009, respectively.

Note 5 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	December 31,	December 31,
	2010	2009

Machinery and Equipment	$-	$335,640
Office Equipment	7,932	7,671
Vehicle	7,119	6,884
Construction in Progress	-	136,794
	15,051	486,989
Less: Accumulated Depreciation	(9,292)	(125,778)
	$5,759	$361,211

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $34,883 and $34,562, including cost and operating expense, for the years ended December 31, 2010 and 2009, respectively.

Note 6 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the years ended December 31, 2010 or 2009. As of December 31 2010 and 2009, government grants of $112,554 and $78,089 were recorded as deferred income, respectively.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	December 31,	December 31,
	2010	2009
Li, Yukun	$23,068	$22,308
Li, Guomin	262,046	248,770
Zhou, Qingwei	1,923	1,923
Xiao, Bing	6,000	-
	$293,037	$273,001

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

Note 8 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307, 366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation (Note 9). The Company had a total of 67,307,366 shares issued and outstanding as of December 31, 2010.

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

For the years ended December 31, 2010 and 2009, $50,000 and $267,500 of the above stock compensation were charged to operating expenses and $0 and $50,000 was recorded as deferred compensation, respectively.

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

The Company’s taxes were subject to a full valuation allowance as follows:

	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009
Computed tax benefit at statutory rate	$(127,305)	$(108,378)
Change in valuation allowance	127,305	108,378
Income tax expense (benefit)	$-	$-

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

The Company has no United States corporate income tax liability as of December 31, 2010 and 2009.

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

NOTE 12 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the year ended December 31, 2010 and 2009.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, we determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2.

We did not implement appropriate information technology controls – As of December 31, 2010, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Yichien Yeh, CPA’s, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2010.

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

Changes in Internal Control

During the fiscal year ended December 31, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Bing Xiao	President, Chief Executive Officer, Chief Financial Officer and Director	66	February 22, 2010
Ming Zhao	Director	34	October 28, 2010
Chao Lin	Director	49	October 28, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Bing Xiao - President, Chief Executive Officer, Chief Financial Officer and Director

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

Ming Zhao – Director

From 2001 to 2005, Ming Zhao was employed with The Sixth People’s Hospital of Chengdu in Sichuan Province, China. Since 2005, he has been employed with Xiaobing Biotechnology Research Institution of Deyang in Sichuan Province, China, as a researcher and engages in the research of human health. Since March of 2010, Mr. Zhao serves as head of life nurturing department of Xiaobing Life Nurturing and Technology School of Deyang, Sichuan Province, China. Mr. Zhao concentrates on the research of traditional Chinese medical massage and the human gene. He also engages in the digital administration and long-range education of the school. Mr. Zhao is 37 years old and currently resides in Deyang, Sichuan Province, China.

Chao Lin – Director

From 2001 to 2005, Chao Lin was employed with Deyang TV station as a journalist. Since 2005, he has been employed with Xiaobing Biotechnology Research Institution of Deyang in Sichuan Province, China. Currently, he is a deputy director and engages in the administration aspect of the institution. Since January of 2010, Mr. Lin serves as a vice president of the Xiaobing Life Nurturing and Technology School of Deyang in Sichuan Province, China. Mr. Lin focuses on the research of policy atmosphere, rural issues, new country-side construction, new farmer education and business management. Mr. Lin is 40 years old and currently resides in Deyang, Sichuan Province, China.

Employment Agreements

We have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Effective March 11, 2011, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's principal executive officer and our principal financial and accounting officer, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Chang-On International, Inc. at 514 No. 18 Building, High New Technology Development, Harbin, Heilongjian Province, China.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and no revenues. With our recent management change however, we have positioned ourselves with an audit committee financial expert and independent director should we be able to raise sufficient funding to execute our business plan. With success we will form an audit, compensation committee and other applicable committees utilizing our directors expertise.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2010 and 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Bing Xiao(1) President, Chief Executive Officer, Chief Financial Officer and Director	2010 2009	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Guomin Li(2) Former President, Chief Executive Officer, Chief Financial Officer, and Director	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Xiao was appointed the President, Chief Executive Officer, Chief Financial Officer and a director of our company on February 22, 2010.

(2)	Mr. Li resigned as President, Chief Executive Officer, Chief Financial Officer and a director of our company on February 22, 2010.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

2010 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2010.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2010 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Bing Xiao 514 No. 18 Building High New Technology Development Harbin, Heilongjian Province, China	10,000,000 Common Shares	14.9%
Ming Zhao 514 No. 18 Building High New Technology Development Harbin, Heilongjian Province, China	Nil	0%
Chao Lin 514 No. 18 Building High New Technology Development Harbin, Heilongjian Province, China	Nil	0%
Directors and Executive Officers as a Group(1)	10,000,000 Common Shares s	14.9%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2011. As of March 31, 2011 there were 67,307,366 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with three (3) directors, consisting of Bing Xiao, Ming Zhao and Chao Lin.

We have determined that Ming Zhao and Chao Lin are independent directors.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2010	December 31, 2009
Audit Fees	$29,000	$29,000
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$29,000	$29,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(14)	Code of Ethics
14.1*	Code of Ethics
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*             Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CHANG-ON INTERNATIONAL, INC.
(Registrant)

Dated: March 31, 2011	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2011	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: March 31, 2011	/s/ Ming Zhao
Ming Zhao
Director

Dated: March 31, 2011	/s/ Chao Lin
Chao Lin
Director