Form 10-Q
period 2011-03-31
Chang-On International, Inc.
filed 2011-05-16
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES      [X] NO

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
67,307,366 common shares issued and outstanding as of May 16, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Chang-On International, Inc. (“we”, “us”, “our” and “our company”) follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company )
FINANCIAL STATEMENTS

MARCH 31, 2011

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)

INDEX TO MARCH 31, 2011 FINANCIAL STATEMENTS

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

		December
	March 31,	31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$3,091	$3,924
Prepaid and other receivables	305	303
Total Current Assets	3,396	4,227
Property, plant and equipment, net (Note 4)	5,256	5,759

Total Assets	$8,652	$9,986
LIABILITIES
Current Liabilities
Trade accounts payable	$725	$719
Accrued expenses	6,207	26,181
Deferred income-government grants (Note 5)	113,477	112,554
Due to shareholders (Note 6)	320,883	293,037
Total Current Liabilities	441,292	432,491
Total Liabilities	441,292	432,491
EQUITY
Chang-On International, Inc Stockholders' Equity:
Common stock, par value $0.001, authorized 100,000,000 shares, issue and outstanding 67,307,366 shares (Note 7)	67,307	67,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,414,427)	(3,408,779)
Deferred Compensation (Note 8)	-	-
Accumulated comprehensive income	(22,021)	(20,281)
Total Chang-On International, Inc Stockholders' equity	(301,182)	(293,794)
Noncontrolling interest	(131,458)	(128,711)

Total Equity	(432,640)	(422,505)

Total Liabilities and Equity	$8,652	$9,986

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Period
			November 26,
			2004
			(inception) to
	March 31,		March 31,
	2011	2010	2011
Net sales	$-	$-	$93,776
Cost of sales	-	-	(60,324)
Gross profit	-	-	33,452
Expenses
Salaries	3,648	3,515	140,171
Transportation	-	-	13,354
Office equipment	-	-	6,879
Water, electricity and gas	-	7,323	136,385

Other expenses	87	190	35,736
Advertisement	-	-	556
Rent expense	-	-	3,811
Depreciation	548	8,645	201,325
R & D expense	-	-	22,578
Repairs and maintenance	-	-	1,043
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	50,000	2,400,000
Professional fees	3,000	3,000	79,378
Fixed assets impairment	-	-	669,813
Intangibles writedown	-	-	241,639
Inventory obsolescence	-	-	107,484
Total Expenses	7,283	72,673	4,052,422
Other income	-	-	7,195

Loss before provision for income tax	(7,283)	(72,673)	(4,011,775)
Income tax provision	-	-	-
Net loss	(7,283)	(72,673)	(4,011,775)
Less: Net loss attributable to the noncontrolling interest	1,635	7,634	490,982
Net loss attributable to Chang-On International, Inc common
Stockholders	$(5,648)	(65,039)	$(3,520,793)
Basic and Fully Diluted Earnings per Share	$(0.00)	$(0.00)
Weighted average shares outstanding	67,307,366	67,307,366

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

			For the Period
			November 26, 2004
	For the Three Months Ended		(inception) to
	March 31,		March 31,
	2011	2010	2011
Net loss	$(7,283)	$(72,673)	$(4,011,775)
Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(2,852)	14	(18,551)

Comprehensive loss	(10,135)	(72,659)	(4,030,326)
Comprehensive loss attributable to the noncontrolling interest	2,747	7,629	324,559

Comprehensive loss attributable to WWBP	$(7,388)	$(65,030)	$(3,705,767)

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

			Chang-On International, Inc. Stockholders
			Common Stock		Additional			Accumulated
		Comprehensive	$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive	Noncontrolling
	Total	Income	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interest

Balance December 31, 2010	$(422,505)		67,307,366	$67,307	$3,067,959	$(3,408,779)	$-	$(20,281)	$(128,711)
Comprehensive loss:

Net loss	(7,283)	(7,283)				(5,648)			(1,635)
Other comprehensive loss, net of tax:

Foreign currency translation gain (loss)	(2,852)	(2,852)						(1,740)	(1,112)

Comprehensive loss	(10,135)	$(10,135)

Balance March 31, 2011	$(432,640)		67,307,366	$67,307	$3,067,959	$(3,414,427)	$-	$(22,021)	$(131,458)

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		For the Period
			November 26, 2004
			(inception) to
	March 31,		March 31,
	2011	2010	2011
Operating Activities:

Net loss	$(7,283)	$(72,673)	$(4,011,775)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	548	8,645	210,787
Provision for obsolete inventories	-	-	107,484
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	669,813
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	50,000	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	-	-	-
(Increase)/decrease in prepaid and other receivables	-	-	(293)
(Increase)/decrease in inventory	-	-	(107,151)
Increase/(decrease) in accounts payable	-	-	695
Increase/(decrease) in accrued expenses	(19,974)	(15,448)	6,207
Decrease in deferred income-government grants	-	30,784	105,491
Net cash used by operating activities	(26,709)	1,308	(384,833)
Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repay of loan from shareholders	-	-	24,659

Net cash (used) by investing activities	-	-	(710,118)
Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from shareholder loans	27,846	21,378	904,298
Repayment of loan to shareholders	-	-	(70,844)

Net cash provided by financing activities	27,846	21,378	1,082,563

Effect of exchange rate changes on cash	(1,970)	(13)	15,479

Increase(decrease) in cash	(833)	22,673	3,091
Cash at beginning of period	3,924	27,884	-
Cash at end of period	$3,091	$50,557	$3,091
Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$359,357

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,414,427 at March 31, 2011 that includes losses of $7,283 for the three months ended March 31, 2011. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 2011, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

• Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars.

These consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Annual Report on Form 10-K of the Company filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2011. Interim results are not necessarily indicative of the results for the full year.

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

The caption “Due to shareholders” represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand. Refer to Note 6.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

• Comprehensive Income

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2011 and December 31, 2010, the cumulative translation adjustments of ($22,021) and ($20,281), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2010 and 2009, other comprehensive income (loss) was ($2,852) and $14, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of March 31, 2011 and December 31, 2010, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.5486 and $1 to RMB6.6023, respectively. For the three months ended March 31, 2011 and 2010, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.5788 and $1 to RMB6.8275, respectively. The Company used historical rates for equity.

• Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2011, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

• Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

• New Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For the Company, ASU No. 2009-13 is effective beginning January 1, 2011. The Company elected to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For the Company, ASU No. 2009-14 is effective beginning January 1, 2011. The Company elected to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	March 31,	December 31,
	2010	2010

Machinery and Equipment	$-	$-
Office Equipment	7,997	7,932
Vehicle	7,177	7,119
Construction in Progress	-	-
	15,174	15,051
Less: Accumulated Depreciation	(9,918)	(9,292)
	$5,256	$5,759

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $548 and $8,645, including cost and operating expense, for the three months ended March 31, 2011 and 2010, respectively.

Note 5 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the three months ended March 31, 2011 or 2010. As of March 31 2011, government grants of $113,477 were recorded as deferred income.

Note 6 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	March 31,	December 31,
	2011	2010
Yukun Li	$23,257	$23,068
Guomin Li	266,703	262,046
Qingwei Zhou	1,923	1,923
Bing Xiao	29,000	6,000
	$320,883	$293,037

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

Note 7 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307, 366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation (Note 8). The Company had a total of 67,307,366 shares issued and outstanding as of March 31, 2011.

Note 8 -STOCK BASED COMPENSATION

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

For the three months ended March 31, 2011 and 2010, $0 and $50,000 of the above stock compensation were charged to operating expenses, respectively. $0 was recorded as deferred compensation as of March 31, 2011.

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the three months ended March 31, 2011 and 2010.

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Chang-On International, Inc., a Utah corporation, and our subsidiary Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong, unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Utah as Gold Standard, Inc., on November 28, 1972 and changed our name to Chang-On International, Inc. on April 18, 2007. We are principally engaged in the business of waste recycling and reutilization in the People’s Republic of China (“PRC”) through our wholly owned subsidiary, Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong on September 8, 2006 (“Chang-On HK”).

Chang-On HK was incorporated as a Hong Kong limited liability company on September 8, 2006 to facilitate a merger between a U.S. company and a PRC business entity. On December 29, 2006, under the terms of a Share Exchange Agreement, our company agreed to acquire all the outstanding capital stock of Chang-On in return for the issuance of 60,000,000 shares of common stock.

Chang-On HK is a holding company with one asset: 61% of the share capital of Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a company incorporated under the laws of China. The remaining 39% of the share capital of Hongbo is owned by Guomin Li (29%), our former president, chief executive officer, chief financial officer, principal accounting officer and director, and Su Yu (10%), our former director. Hongbo was incorporated in November 2004, and until September 2006 it was entirely engaged in developing its technology and manufacturing facility. From September 2006 to December 2006 it completed its first sales, realizing $43,023 in revenue. For the year ended December 31, 2009 it generated net sales of $1,990. Because Hongbo has not yet produced significant revenues, it is still a development stage company for financial reporting purposes.

Our principal offices are located at 514 No. 18 Building, High New Technology Development, Harbin, Heilongjiang Province, China. Our fiscal year end is December 31. Our common stock is quoted on the OTC Bulletin Board under the symbol “CAON”.

Our Current Business

We are the majority owner of Hongbo through our wholly owned subsidiary, Chang-On HK. Hongbo manufactures construction materials from waste products (“SF material”) and has filed 11 Chinese patents to protect its proprietary products and production techniques. Its innovation in the construction materials industry has been recognized by both the Chinese government, which awarded Su Yu, our former director, the “Gold Medal for Industrial Innovation Contribution,” and by the industry itself, as demonstrated by the Gold Medal awarded to Hongbo at the Hong Kong International New Technology and Product Exposition.

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

Results of Operations

Revenues

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended March 31, 2011 and 2010.

Our operating results for the three months ended March 31, 2011 and 2010 are summarized as follows:

		Three Months Ended
		March 31,
		2011		2010
Net Sales	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil
Expenses		$7,283		$72,673
Net Loss		$(7,283)		$(72,673)

Expenses

Our total expenses for the three months ended March 31, 2011 and 2010 are outlined in the table below:

		Three Months Ended
		March 31,
		2011	2010
Salaries		$3,648	$3,515
Water, electricity and gas	$	Nil	$7,323
Other expenses		$87	$190
Depreciation		$548	$8,645
Stock compensation	$	Nil	$50,000
Professional fees		$3,000	$3,000

Expenses for the three month period ended March 31, 2011, decreased by 89.98% as compared to the comparative period in 2010 primarily as a result of a decrease in depreciation and stock compensation.

Revenue

We have earned revenues of $Nil for the three month period ended March 31, 2011 and $Nil for the three month period ended March 31, 2010. Our sales have remained unchanged for the three month periods ended March 31, 2011 and March 31, 2010.

Liquidity and Capital Resources

Working Capital

	At	At
	March 31,	December 31,	Increase/
	2011	2010	Decrease
Current Assets	$3,396	$4,227	$(19.66%	)
Current Liabilities	$441,292	$432,491	$2.03%
Working Capital (deficit)	$(437,896)	$(428,264)	$2.25%

Cash Flows

		Three		Three
		Months		Months
		Ended		Ended
		March 31,		March 31,
		2011		2010
Net Cash Provided by (Used) in Operating Activities		$(26,709)		$1,308
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$27,846		$21,378
Net Increase (Decrease) in Cash During the Period		$(833)		$22,673

As of March 31, 2011, we had $3,091 in cash, $3,396 in total current assets, $441,292 in total current liabilities and a working capital deficit of $437,896. As of December 31, 2010, we had a working capital deficit of $428,264.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $4,011,775 from our inception on November 26, 2004 to March 31, 2011 was funded primarily by such financing and loans, as well as other capital contributions.

From our inception on November 26, 2004 to March 31, 2011 we spent $384,833 on operating activities. During the three months ended March 31, 2011 we spent $26,709 on operating activities, whereas we received $1,308 from operating activities during the same period in fiscal 2010. The increase in our expenditures on operating activities during the three months ended March 31, 2011 was primarily due to a receipt of government fund for the three months ended March 31, 2010.

From our inception on November 26, 2004 to March 31, 2011 we spent $710,118 on investing activities, all of which was in the form of the purchase of fixed assets. We did not spend any money on investing activities during the three months ended March 31, 2011 or 2010.

From our inception on November 26, 2004 to March 31, 2011 we received $1,082,563 from financing activities, which consisted of $274,103 in capital contribution and $904,298 in net proceeds from shareholder loans, less $24,994 in distributions to shareholders and 70,844 for repayment of a loan to a shareholder. During the three months ended March 31, 2011 we received $27,846 from financing activities, all of which was in the form of proceeds from shareholder loans, whereas we received $21,378 from financing activities during the same period in fiscal 2010, all of which was also in the form of proceeds from shareholder loans.

From our inception on November 26, 2004 to March 31, 2011 we also experienced a gain of $15,479 in connection with foreign exchange translation. During the three months ended March 31, 2011 we lost $1,970 due to the effect of exchange rates, whereas we lost $13 due to the same effect during the same period in fiscal 2010.

During the three months ended March 31, 2011 we experienced a decrease in cash of $833 due to a combination of our operating and financing activities, and in particular, the proceeds we received from shareholder loans.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning April 2011) will be approximately $900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Potential	Estimated
	Completion	Expenses
	Date	($)

Research and development costs for further products and manufacturing processes	12 months	250,000
Salaries	12 months	25,000
Utility expenses	12 months	25,000
Investor relations costs	12 months	80,000
Marketing expenses	12 months	400,000
Professional fees	12 months	60,000
Other administrative expenses	12 months	60,000
Total		900,000

Our other administrative expenses for the year will consist primarily of transfer agent fees, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and include legal, accounting and auditing fees.

Based on our planned expenditures, we will require approximately $896,909 (a total of $900,000 less our approximately $3,091 in cash as of March 31, 2011) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the three months ended March 31, 2011 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have generated limited revenues, have achieved losses since our inception, and rely upon the sale of our common stock and proceeds from shareholder loans to fund our operations. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

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

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements, included herein, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars.

The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The consolidated financial statements should be read in conjunction with the consolidated financial statements of our company for the year ended December 31, 2010 and notes thereto contained in the Annual Report on Form 10-K of our company filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2011. Interim results are not necessarily indicative of the results for the full year.

Principles of Consolidation

The consolidated financial statements, include the accounts of our company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation. The functional currency of our company’s operations is Reminbi (“RMB”)

Use of Estimates

In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates. Our company regularly evaluates estimates and assumptions related to obsolete inventory, useful life and recoverability of long lived assets, and goodwill. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Fair Value of Financial Instruments

We adopted the standard “Fair Value Measurements”, codified with ASC 820 and effective January 1, 2008. The provisions of ASC 820 are to be applied prospectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. Cash deposits with banks are held in financial institutions in China, which has no federally insured deposit protection. Accordingly, our company has a concentration of credit risk related to these uninsured deposits.

Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2011, we had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Amendment to By-Laws (incorporated by reference our Current Report on Form 8-K filed on July 10, 2006).
3.2	Amendment to By-Laws (incorporated by reference our Current Report on Form 8-K filed on April 9, 2007).
3.3	Certificate of Amendment of Certificate of Incorporation filed on April 18, 2007 (incorporated by reference our Current Report on Form 8-K filed on April 23, 2007).
(10)	Material Contracts
10.1	Share Exchange Agreement dated December 18, 2006 between our company and the shareholders of Chang-On International Limited (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2006).
10.2	Indemnity Agreement dated December 29, 2006 among Gold Standard, Inc., the shareholders of Chang-On International Limited, Scott L. Smith and Leonard Burningham (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2007).
(21)	Subsidiaries of the Registrant
Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011	Chang-On International, Inc.

/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)