Form 10-Q
period 2011-06-30
Chang-On International, Inc.
filed 2011-08-12
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
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
67,307,366 common shares issued and outstanding as of August 9, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Chang-On International, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company )
CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$5,076	$3,924
Prepaid and other receivables	309	303
Total Current Assets	5,385	4,227
Property, plant and equipment, net (Note 4)	4,768	5,759

Total Assets	$10,153	$9,986
LIABILITIES
Current Liabilities
Trade accounts payable	$735	$719
Accrued expenses	6,248	26,181
Government subsidy (Note 6)	114,973	112,554
Due to shareholders (Note 7)	332,780	293,037
Total Current Liabilities	454,736	432,491
Total Liabilities	454,736	432,491
EQUITY
Chang-On International, Inc Stockholders' Equity:
Common stock, par value $0.001, authorized 100,000,000 shares, issue and outstanding 67,307,366 shares (Note 8)	67,307	67,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,420,042)	(3,408,779)
Deferred Compensation (Note 9)	-	-
Accumulated comprehensive income	(24,868)	(20,281)
Total Chang-On International, Inc Stockholders' equity	(309,644)	(293,794)
Noncontrolling interest	(134,939)	(128,711)

Total Equity	(444,583)	(422,505)

Total Liabilities and Equity	$10,153	$9,986

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended		For the Period from
					November 26, 2004
	June 30,		June 30,		(inception) to June 30,
	2011	2010	2011	2010	2011
Net sales	$-	$-	$-	$-	$93,776
Cost of sales	-	-	-	-	(60,324)
Gross profit	-	-	-	-	33,452
Expenses
Salaries	3,693	3,517	7,341	7,032	143,864
Transportation	-	-	-	-	13,354
Office equipment	-	-	-	-	6,879
Water, electricity and gas	-	3,346	-	10,676	136,385
Other expenses	28	-	115	183	35,764
Advertisement	-	-	-	-	556
Rent expense	-	-	-	-	3,811
Depreciation	554	8,649	1,102	17,294	201,879

R & D expense	-	-	-	-	22,578
Repairs and maintenance	-	-	-	-	1,043
Gain on disposal of fixed assets	-	-	-	-	(7,730)
Stock compensation	-	-	-	50,000	2,400,000
Professional fees	3,000	3,000	6,000	6,000	82,378
Fixed assets impairment	-	-	-	-	669,813
Intangibles writedown	-	-	-	-	241,639
Inventory obsolescence	-	-	-	-	107,484
Total Expenses	7,275	18,512	14,558	91,185	4,059,697
Total expenses and loss from operations	(7,275)	(18,512)	(14,558)	(91,185)	(4,026,245)
Other income	-	-	-	-	7,195

Loss before provision for income tax	(7,275)	(18,512)	(14,558)	(91,185)	(4,019,050)
Income tax provision	-	-	-	-	-
Net loss	(7,275)	(18,512)	(14,558)	(91,185)	(4,019,050)
Less: Net loss attributable to the noncontrolling interest	1,660	6,018	3,295	13,652	492,642
Net loss attributable to Chang-On International, Inc common stockholders	$(5,615)	$(12,494)	$(11,263)	(77,533)	$(3,526,408)
Basic and Fully Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	67,307,366	67,307,366	67,307,366	67,307,366

See Notes to Financial Statements

CHANG -ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

					For the Period
	For the Three Months Ended		For the Six Months Ended		from November 26,
					2004 (inception) to
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

Net loss	$(7,275)	$(18,512)	$(14,558)	$(91,185)	$(4,019,050)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(4,668)	376	(7,520)	390	(23,219)

Comprehensive loss	(11,943)	(18,136)	(22,078)	(90,795)	(4,042,269)
Comprehensive loss attributable to the noncontrolling interest	3,481	5,871	6,228	13,500	328,040

Comprehensive loss attributable to Chang-On International, Inc.	$(8,462)	$(12,265)	$(15,850)	$(77,295)	$(3,714,229)

See Notes to Financial Statements

CHANG -ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

			Chang-On International, Inc. Stockholders
			Common Stock		Additional			Accumulated
		Comprehensive	$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive	Noncontrolling
	Total	Income	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interest
Balance December 31, 2010	$(422,505)		67,307,366	$67,307	$3,067,959	$(3,408,779)	$-	$(20,281)	$(128,711)
Comprehensive loss:
Net loss	(14,558)	(14,558)				(11,263)			(3,295)
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)	(7,520)	(7,520)						(4,587)	(2,933)
Comprehensive loss	(22,078)	$(22,078)
Balance June 30, 2011	$(444,583)		67,307,366	$67,307	$3,067,959	$(3,420,042)	$-	$(24,868)	$(134,939)

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period from
	For the Six Months Ended		November 26, 2004
	June 30,		(inception) to June 30,
	2011	2010	2011
Operating Activities:

Net loss	$(14,558)	$(91,185)	$(4,019,050)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	1,102	17,294	211,341
Provision for obsolete inventories	-	-	107,484
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	669,813
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	50,000	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	-	-	-
(Increase)/decrease in prepaid and other receivables	-	(50,139)	(293)
(Increase)/decrease in inventory	-	-	(107,151)
Increase/(decrease) in accounts payable	-	-	695
Increase/(decrease) in accrued expenses	(19,933)	(15,428)	6,248
Decrease in deferred income-government grants	-	31,491	105,491
Net cash used in operating activities	(33,389)	(57,967)	(391,513)
Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repayment of loan from shareholders	-	-	24,659
Net cash used in investing activities	-	-	(710,118)
Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from shareholder loans	39,743	108,178	916,195
Repayment of loan to shareholders	-	-	(70,844)
Net cash provided by financing activities	39,743	108,178	1,094,460
Effect of exchange rate changes on cash	(5,202)	86	12,247
Increase(decrease) in cash	1,152	50,297	5,076
Cash at beginning of period	3,924	27,884	-
Cash at end of period	$5,076	$78,181	$5,076
Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$359,357

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,420,042 at June 30, 2011 that includes losses of $14,558 for the six months ended June 30, 2011. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At June 30, 2011, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2011 and December 31, 2010, the cumulative translation adjustments of ($24,868) and ($20,281), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the six months ended June 30, 2011 and 2010, other comprehensive income (loss) was ($7,520) and $390, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of June 30, 2011 and December 31, 2010, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.4634 and $1 to RMB6.6023, respectively. For the six months ended June 30, 2011 and 2010, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.5383 and $1 to RMB6.8257, respectively. The Company used historical rates for equity.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•    Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2011, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

Note 4 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	June 30,	December 31,
	2010	2010

Office Equipment	$8,103	$7,932
Vehicle	7,272	7,119
	15,375	15,051
Less: Accumulated Depreciation	(10,607)	(9,292)
	$4,768	$5,759

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $1,102 and $17,294, including cost and operating expense, for the six months ended June 30, 2011 and 2010, respectively.

Note 5 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the six months ended June 30, 2011 or 2010. As of June 30, 2011, government grants of $114,973 were recorded as deferred income.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	June 30,	December 31,
	2011	2010
Yukun Li	$26,302	$23,068
Guomin Li	272,555	262,046
Qingwei Zhou	1,923	1,923
Bing Xiao	32,000	6,000
	$332,780	$293,037

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

Note 7 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307, 366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation (Note 8). The Company had a total of 67,307,366 shares issued and outstanding as of June 30, 2011.

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

For the six months ended June 30, 2011 and 2010, $0 and $50,000 of the above stock compensation were charged to operating expenses, respectively. $0 was recorded as deferred compensation as of June 30, 2011.

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the six months ended June 30, 2011 and 2010.

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

Chang-On HK was incorporated as a Hong Kong limited liability company on September 8, 2006 to facilitate a merger between a U.S. company and a PRC business entity. On December 29, 2006, under the terms of a share exchange agreement, our company agreed to acquire all the outstanding capital stock of Chang-On HK in return for the issuance of 60,000,000 shares of common stock.

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

Results of Operations

Revenues

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended June 30, 2011 and 2010.

Our operating results for the three and six month periods ended June 30, 2011 and 2010 are summarized as follows:

		Three Months Ended				Six Months Ended
		June 30,				June 30,
		2011		2010		2011		2010
Net Sales	$	Nil	$	Nil	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		$7,275		$18,512		$14,558		$91,185
Net Loss		$(7,275)		$(18,512)		$(14,558)		$(91,185)

Expenses

Our total expenses for the three and six month periods ended June 30, 2011 and 2010 are outlined in the table below:

		Three Months Ended				Six Months Ended
		June 30,				June 30,
		2011		2010		2011	2010
Salaries		$3,693		$3,517		$7,341	$7,032
Water, electricity and gas	$	Nil		$3,346	$	Nil	$10,676
Other expenses		$28	$	Nil		$115	$183
Depreciation		$554		$8,649		$1,102	$17,294
Stock compensation	$	Nil	$	Nil	$	Nil	$50,000
Professional fees		$3,000		$3,000		$6,000	$6,000

Expenses for the three month period ended June 30, 2011, decreased by 60.70% as compared to the comparative period in 2010 primarily as a result of a decrease in water, electricity and gas, depreciation and professional fees.

Expenses for the six month period ended June 30, 2011, decreased by 84.03% as compared to the comparative period in 2010 primarily as a result of a decrease in water, electricity and gas, depreciation and professional fees.

Revenue

We have earned revenues of $Nil and $Nil, respectively, for the three and six month periods ended June 30, 2011 and $Nil and $Nil, respectively for the three and six month periods ended June 30, 2010. Our sales have remained unchanged for the three and six month periods ended June 30, 2011 and June 30, 2010.

Liquidity and Capital Resources

Working Capital

	At	At
	June 30,	December 31,	Increase/
	2011	2010	Decrease
Current Assets	$5,385	$4,227	$27.40%
Current Liabilities	$454,736	$432,491	$5.14%
Working Capital (deficit)	$(449,351)	$(428,264)	$4.92%

Cash Flows

		Six		Six
		Months		Months
		Ended		Ended
		June 30,		June 30,
		2011		2010
Net Cash Provided by (Used) in Operating Activities		$(33,389)		$57,967
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$39,743		$108,178
Net Increase (Decrease) in Cash During the Period		$1,152		$50,297

As of June 30, 2011, we had $5,076 in cash, $5,385 in total current assets, $454,736 in total current liabilities and a working capital deficit of $449,351. As of December 31, 2010, we had a working capital deficit of $428,264.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $4,019,050 from our inception on November 26, 2004 to June 30, 2011 was funded primarily by such financing and loans, as well as other capital contributions.

From our inception on November 26, 2004 to June 30, 2011 we spent $391,513 on operating activities. During the six months ended June 30, 2011 we spent $33,389 on operating activities, whereas we spent $57,967 on operating activities during the same period in fiscal 2010. The decrease in our expenditures on operating activities during the six months ended June 30, 2011 was primarily due to a decrease in stock compensation.

From our inception on November 26, 2004 to June 30, 2011 we spent $710,118 on investing activities, which was primarily in the form of the purchase of fixed assets. We did not spend any money on investing activities during the six months ended June 30, 2011 or 2010.

From our inception on November 26, 2004 to June 30, 2011 we received $1,094,460 from financing activities, which consisted of $274,103 in capital contribution and $916,195 in net proceeds from shareholder loans, less $24,994 in distributions to shareholders and $70,844 for repayment of a loan to a shareholder. During the six months ended June 30, 2011 we received $39,743 from financing activities, all of which was in the form of proceeds from shareholder loans, whereas we received $108,178 from financing activities during the same period in fiscal 2010, all of which was also in the form of proceeds from shareholder loans.

From our inception on November 26, 2004 to June 30, 2011 we also experienced a gain of $12,247 in connection with foreign exchange translation. During the six months ended June 30, 2011 we gained $86 due to the effect of exchange rates, whereas we lost $5,202 due to the same effect during the same period in fiscal 2010.

During the six months ended June 30, 2011 we experienced an increase in cash of $1,152 due to a combination of our operating and financing activities, and in particular, the proceeds we received from shareholder loans.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning July 2011) will be approximately $900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $896,909 (a total of $900,000 less our approximately $5,076 in cash as of June 30, 2011) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the three and six month periods ended June 30, 2011 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars.

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

Comprehensive Income

The standard, “Reporting Comprehensive Income”, codified with ASC 220, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our company’s other comprehensive income arose from the effect of foreign currency translation adjustments.

Segment Information

The standard, “Disclosures about Segments of an Enterprise and Related Information”, codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. Our company believes that it operates in one business segment (research, development, production, marketing and sales) and in one geographical segment (China), as all of our company’s current operations are carried out in China.

Foreign Currency Translation

Our company’s functional currency is Chinese Renminbi (“RMB”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The consolidated financial statements of our company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2011 and December 31, 2010, the cumulative translation adjustments of ($24,868) and ($20,281), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the six months ended June 30, 2011 and 2010, other comprehensive income (loss) was ($7,520) and $390, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of June 30, 2011 and December 31, 2010, our company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.4634 and $1 to RMB6.6023, respectively. For the six months ended June 30, 2011 and 2010, our company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.5383 and $1 to RMB6.8257, respectively. Our company used historical rates for equity.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2011, our company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved) Item 5. Other Information None.

Item 6. Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Amendment to By-Laws (incorporated by reference our Current Report on Form 8-K filed on July 10, 2006).

3.2	Amendment to By-Laws (incorporated by reference our Current Report on Form 8-K filed on April 9, 2007).

3.3	Certificate of Amendment of Certificate of Incorporation filed on April 18, 2007 (incorporated by reference our Current Report on Form 8-K filed on April 23, 2007).

(10)	Material Contracts

10.1	Share Exchange Agreement dated December 18, 2006 between our company and the shareholders of Chang-On International Limited (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2006).

10.2	Indemnity Agreement dated December 29, 2006 among Gold Standard, Inc., the shareholders of Chang- On International Limited, Scott L. Smith and Leonard Burningham (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2007).

(21)	Subsidiaries of the Registrant

Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1 *	Section 302 Certification under the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1 *	Section 906 Certification under the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chang-On International, Inc.

Date: August 12, 2011	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)