Form 10-Q
period 2011-09-30
Chang-On International, Inc.
filed 2011-11-18
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
67,307,366 common shares issued and outstanding as of November 18, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Chang-On International, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
INDEX TO SEPTEMBER 30, 2011 CONSOLIDATED FINANCIAL STATEMENTS

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$1,586	$3,924
Prepaid and other receivables	313	303
Total Current Assets	1,899	4,227
Property, plant and equipment, net (Note 4)	4,262	5,759

Total Assets	$6,161	$9,986
LIABILITIES
Current Liabilities
Trade accounts payable	$744	$719
Accrued expenses	6,289	26,181
Government subsidy (Note 5)	116,398	112,554
Due to shareholders (Note 6)	339,170	293,037
Total Current Liabilities	462,601	432,491
Total Liabilities	462,601	432,491
EQUITY
Chang-On International, Inc Stockholders' Equity:
Common stock, par value $0.001, authorized 100,000,000 shares, issued and outstanding 67,307,366 shares (Note 7)	67,307	67,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,425,721)	(3,408,779)
Deferred Compensation (Note 8)	-	-
Accumulated comprehensive income	(27,614)	(20,281)
Total Chang-On International, Inc Stockholders' equity	(318,069)	(293,794)
Noncontrolling interest	(138,371)	(128,711)

Total Equity	(456,440)	(422,505)

Total Liabilities and Equity	$6,161	$9,986

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the Period from
					November 26, 2004
	For the Three Months Ended		For the Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
Net sales	$-	$-	$-	$-	$93,776
Cost of sales	-	-	-	-	(60,324)
Gross profit	-	-	-	-	33,452
Expenses
Salaries	3,741	3,546	11,082	10,578	147,605
Transportation	-	-	-	-	13,354
Office equipment	-	-	-	-	6,879
Water, electricity and gas	-	3,593	-	14,269	136,385
Other expenses	52	109	167	292	35,816
Advertisement	-	-	-	-	556
Rent expense	-	-	-	-	3,811
Depreciation	562	8,721	1,664	26,015	202,441
R & D expense	-	-	-	-	22,578
Repairs and maintenance	-	-	-	-	1,043
Gain on disposal of fixed assets	-	-	-	-	(7,730)
Stock compensation	-	-	-	50,000	2,400,000
Professional fees	3,000	3,000	9,000	9,000	85,378
Fixed assets impairment	-	-	-	-	669,813
Intangibles writedown	-	-	-	-	241,639
Inventory obsolescence	-	-	-	-	107,484
Total Expenses	7,355	18,969	21,913	110,154	4,067,052
Total expenses and loss from operations	(7,355)	(18,969)	(21,913)	(110,154)	(4,033,600)
Other income	-	-	-	-	7,195

Loss before provision for income tax	(7,355)	(18,969)	(21,913)	(110,154)	(4,026,405)
Income tax provision	-	-	-	-	-
Net loss	(7,355)	(18,969)	(21,913)	(110,154)	(4,026,405)
Less: Net loss attributable to the noncontrolling interest	3,336	6,185	4,971	19,837	494,318
Net loss attributable to Chang-On International, Inc common stockholders	$(4,019)	$(12,784)	$(16,942)	(90,317)	$(3,532,087)
Basic and Fully Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	67,307,366	67,307,366	67,307,366	67,307,366

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

					For the Period from
					November 26, 2004
	For the Three Months Ended		For the Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
Net loss	$(7,355)	$(18,969)	$(21,913)	$(110,154)	$(4,026,405)
Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(4,502)	601	(12,022)	991	(27,721)

Comprehensive loss	(11,857)	(18,368)	(33,935)	(109,163)	(4,054,126)
Comprehensive loss attributable to the noncontrolling interest	6,913	5,951	9,660	19,451	331,472
Comprehensive loss attributable to Chang-On International, Inc.	$(4,944)	$(12,417)	$(24,275)	$(89,712)	$(3,722,654)

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

			Chang-On International, Inc. Stockholders
			Common Stock		Additional			Accumulated
		Comprehensive	$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive	Noncontrolling
	Total	Income	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interest
Balance December 31, 2010	$(422,505)		67,307,366	$67,307	$3,067,959	$(3,408,779)	$-	$(20,281)	$(128,711)
Comprehensive loss:
Net loss	(21,913)	(21,913)				(16,942)			(4,971)
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)	(12,022)	(12,022)						(7,333)	(4,689)
Comprehensive loss	(33,935)	$(33,935)
Balance September 30, 2011	$(456,440)		67,307,366	$67,307	$3,067,959	$(3,425,721)	$-	$(27,614)	$(138,371)

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
			from November
			26, 2004
	For the Nine Months Ended		(inception) to
	September 30,		September 30,
	2011	2010	2011
Operating Activities:
Net loss	$(21,913)	$(110,154)	$(4,026,405)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	1,664	26,015	211,903
Provision for obsolete inventories	-	-	107,484
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	669,813
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	50,000	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	-	-	-
(Increase)/decrease in prepaid and other receivables	-	(50,819)	(293)
(Increase)/decrease in inventory	-	-	(107,151)
Increase/(decrease) in accounts payable	-	-	695
Increase/(decrease) in accrued expenses	(19,892)	(25,387)	6,289
Decrease in deferred income-government grants	-	32,971	105,491
Net cash used in operating activities	(40,141)	(77,374)	(398,265)
Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repayment of loan from shareholders	-	-	24,659
Net cash used in investing activities	-	-	(710,118)
Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from shareholder loans	46,133	121,414	922,585
Repayment of loan to shareholders	-	-	(70,844)
Net cash provided by financing activities	46,133	121,414	1,100,850
Effect of exchange rate changes on cash	(8,330)	(29)	9,119
Increase(decrease) in cash	(2,338)	44,011	1,586
Cash at beginning of period	3,924	27,884	-
Cash at end of period	$1,586	$71,895	$1,586
Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$359,357

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,425,721 at September 30, 2011 that includes losses of $21,913 for the nine months ended September 30, 2011. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At September 30, 2011, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

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

●   Revenue Recognition

Revenues are recognized when finished products are shipped to unaffiliated customers, both title and the risks and rewards of ownership are transferred, or services have been rendered and accepted, and collectability is reasonably assured.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2011 and December 31, 2010, the cumulative translation adjustments of ($27,614) and ($20,281), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the nine months ended September 30, 2011 and 2010, other comprehensive income (loss) was ($12,022) and $991, respectively.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of September 30, 2011 and December 31, 2010, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.38428 and $1 to RMB6.6023, respectively. For the nine months ended September 30, 2011 and 2010, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.49674 and $1 to RMB6.8066, respectively. The Company used historical rates for equity.

●   Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2011, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard clarifies guidance on how to measure fair value and is largely consistent with existing fair value measurement principles. The ASU also expands existing disclosure requirements for fair value measurements and makes other amendments. For the Company, this ASU is effective prospectively beginning January 1, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per share computation does not change. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In addition, the previous option to disclose reclassification adjustments in the notes to the financial statements is also eliminated, as reclassification adjustments will be required to be shown on the face of the statement under the new standard. For the Company, this ASU is effective retrospectively beginning January 1, 2012, with early adoption permitted. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. Under this new standard, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For the Company, this ASU is effective beginning January 1, 2012, with early adoption permitted under certain conditions. The adoption of this standard will not have a material impact on the Company’s consolidated results of operations or financial condition.

Note 4 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	September 30,	December 31,
	2011	2010

Office Equipment	$8,203	$7,932
Vehicle	7,362	7,119
	15,565	15,051
Less: Accumulated Depreciation	(11,303)	(9,292)
	$4,262	$5,759

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $1,664 and $26,015, including cost and operating expense, for the nine months ended September 30, 2011 and 2010, respectively.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the nine months ended September 30, 2011 and 2010. As of September 30, 2011, government grants of $116,398 were recorded as deferred income.

Note 6 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	September 30,	December 31,
	2011	2010
Yukun Li	$26,628	$23,068
Guomin Li	275,619	262,046
Qingwei Zhou	1,923	1,923
Bing Xiao	35,000	6,000
	$339,170	$293,037

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

Note 7 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307, 366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation (Note 8). The Company had a total of 67,307,366 shares issued and outstanding as of September 30, 2011.

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

For the nine months ended September 30, 2011 and 2010, $0 and $50,000 of the above stock compensation were charged to operating expenses, respectively. $0 was recorded as deferred compensation as of September 30, 2011.

Note 9 - OPERATING RISK

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

Note 10 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the nine months ended September 30, 2011 and 2010.

Note 11 - RESTRICTED RETAINED EARNINGS

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

Results of Operations

Revenues

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended September 30, 2011 and 2010.

Our operating results for the three and nine month periods ended September 30, 2011 and 2010 are summarized as follows:

		Three Months Ended				Nine Months Ended
		September 30,				September 30,
		2011		2010		2011		2010
Net Sales	$	Nil	$	Nil	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		$7,355		$18,969		$21,913		$110,154
Net Loss		$(7,355)		$(18,969)		$(21,913)		$(110,154)

Expenses

Our total expenses for the three and nine month periods ended September 30, 2011 and 2010 are outlined in the table below:

		Three Months Ended				Nine Months Ended
		September 30,				September 30,
		2011		2010		2011	2010
Salaries		$3,741		$3,546		$11,082	$10,578
Water, electricity and gas	$	Nil		$3,593	$	Nil	$14,269
Other expenses		$52		$109		$167	$292
Depreciation		$562		$8,721		$1,664	$26,015
Stock compensation	$	Nil	$	Nil	$	Nil	$50,000
Professional fees		$3,000		$3,000		$9,000	$9,000

Expenses for the three month period ended September 30, 2011, decreased by 61.23% as compared to the comparative period in 2010 primarily as a result of a decrease in water, electricity and gas, depreciation and professional fees.

Expenses for the nine month period ended September 30, 2011, decreased by 80.11% as compared to the comparative period in 2010 primarily as a result of a decrease in water, electricity and gas, depreciation and professional fees.

Revenue

We have earned revenues of $Nil and $Nil, respectively, for the three and nine month periods ended September 30, 2011 and $Nil and $Nil, respectively for the three and nine month periods ended September 30, 2010. Our sales have remained unchanged for the three and nine month periods ended September 30, 2011 and September 30, 2010.

Liquidity and Capital Resources

Working Capital

	At	At
	September 30,	December 31,	Increase/
	2011	2010	Decrease
Current Assets	$1,899	$4,227	$55.07%
Current Liabilities	$462,601	$432,491	$6.96%
Working Capital (deficit)	$(460,702)	$(428,264)	$7.57%

Cash Flows

		Nine		Nine
		Months		Months
		Ended		Ended
		September 30,		September 30,
		2011		2010
Net Cash Provided by (Used in) Operating Activities		$(40,141)		$(77,374)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$46,133		$121,414
Net Increase (Decrease) in Cash During the Period		$(2,338)		$44,011

As of September 30, 2011, we had $1,586 in cash, $1,899 in total current assets, $462,601 in total current liabilities and a working capital deficit of $460,702. As of December 31, 2010, we had a working capital deficit of $428,264.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $4,026,405 from our inception on November 26, 2004 to September 30, 2011 was funded primarily by such financing and loans, as well as other capital contributions.

From our inception on November 26, 2004 to September 30, 2011 we spent $398,265 on operating activities. During the nine months ended September 30, 2011 we spent $40,141 on operating activities, whereas we spent $77,374 on operating activities during the same period in fiscal 2010. The decrease in our expenditures on operating activities during the nine months ended September 30, 2011 was primarily due to a decrease in expenses.

From our inception on November 26, 2004 to September 30, 2011 we spent $710,118 on investing activities, which was primarily in the form of the purchase of fixed assets. We did not spend any money on investing activities during the nine months ended September 30, 2011 or 2010.

From our inception on November 26, 2004 to September 30, 2011 we received $1,100,850 from financing activities, which consisted of $274,103 in capital contribution and $922,585 in net proceeds from shareholder loans, less $24,994 in distributions to shareholders and $70,844 for repayment of a loan to a shareholder. During the nine months ended September 30, 2011 we received $46,133 from financing activities, all of which was in the form of proceeds from shareholder loans, whereas we received $121,414 from financing activities during the same period in fiscal 2010, all of which was also in the form of proceeds from shareholder loans.

From our inception on November 26, 2004 to September 30, 2011 we also experienced a gain of $9,119 in connection with foreign exchange translation. During the nine months ended September 30, 2011 we lost $8,330 due to the effect of exchange rates, whereas we lost $29 due to the same effect during the same period in fiscal 2010.

During the nine months ended September 30, 2011 we experienced a decrease in cash of $2,338 due to a combination of our operating and financing activities, and in particular, the proceeds we received from shareholder loans.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning October 2011) will be approximately $900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Based on our planned expenditures, we will require approximately $898,414 (a total of $900,000 less our approximately $1,586 in cash as of September 30, 2011) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Going Concern

Our financial statements for the three and nine month periods ended September 30, 2011 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Principles of Consolidation

These consolidated financial statements include the accounts of our company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation. The functional currency of our company’s operations is Reminbi (“RMB”)

Use of Estimates

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

The consolidated financial statements of our company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2011 and December 31, 2010, the cumulative translation adjustments of ($27,614) and ($20,281), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the nine months ended September 30, 2011 and 2010, other comprehensive income (loss) was ($12,022) and $991, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of September 30, 2011 and December 31, 2010, our company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.38428 and $1 to RMB6.6023, respectively. For the nine months ended September 30, 2011 and 2010, our company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.49674 and $1 to RMB6.8066, respectively. Our company used historical rates for equity.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2011, our company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Amendment to By-Laws (incorporated by reference our Current Report on Form 8-K filed on July 10, 2006).

3.2	Amendment to By-Laws (incorporated by reference our Current Report on Form 8-K filed on April 9, 2007).

3.3	Certificate of Amendment of Certificate of Incorporation filed on April 18, 2007 (incorporated by reference our Current Report on Form 8-K filed on April 23, 2007).

Exhibit	Description
Number

(10)	Material Contracts

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

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2011)

(21)	Subsidiaries of the Registrant

Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1 *	Section 302 Certification under the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1 *	Section 906 Certification under the Sarbanes-Oxley Act of 2002

101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chang-On International, Inc.

Date: November 18, 2011	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)