Form 10-K
period 2011-12-31
Chang-On International, Inc.
filed 2012-04-13
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2011 was $71,000 based on a $0.0071 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
67,307,366 as of April 11, 2012

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

Research and Development

We did not incur any expenses associated with research and development activities during our last two fiscal years. From our inception on November 26, 2004 to December 31, 2011 we spent $22,578 on research and development activities.

Employees

We currently have 6 employees, all of whom are employed with Hongbo on a full time basis.

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

Item 4.        Mine Safety Disclosures

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

OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2011	$0.015	$0.0026
September 30, 2011	$0.01	$0.002
June 30, 2011	$0.02	$0.0071
March 31, 2011	$0.04	$0.01
December 31, 2010	$0.0399	$0.01
September 30, 2010	$0.03	$0.01
June 30, 2010	$0.04	$0.015
March 31, 2010	$0.06	$0.012
December 31, 2009	$0.04	$0.01

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

On April 11, 2012, the shareholders' list showed 7 registered shareholders and 67,307,366 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2011.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2011.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2011 and 2010.

Our operating results for the years ended December 31, 2011 and 2010 are summarized as follows:

		Year Ended
		December 31
		2011		2010
Net Sales	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil
Expenses		$91,153		$509,221
Net Loss		$(91,153)		$(509,221)

Expenses

Our total expenses for the years ended December 31, 2011 and December 31, 2010 are outlined in the table below:

	Year Ended
	December 31
	2011	2010
Salaries	$14,857	$14,184
Water, electricity and gas	$18,571	$18,264
Other expenses	$1,246	$401

		Year Ended
		December 31
		2011	2010
Depreciation		$2,221	$34,883
Stock compensation	$	Nil	$50,000
Professional fees		$54,258	$29,000
Fixed asset impairment	$	Nil	$323,851
Inventory obsolescence	$	Nil	$38,638

Expenses for the years ended December 31, 2011, decreased by 82% as compared to the comparative period in 2010 primarily as a result of a decrease in depreciation, stock compensation, fixed asset impairment and inventory obsolescence.

Revenue

We have not earned any revenues during the years ended December 31, 2011 and December 31, 2010.

Liquidity and Financial Condition

Working Capital
	At	At
	December 31,	December 31,	Increase/
	2011	2010	Decrease
Current Assets	$353	$4,227	$(92%	)
Current Liabilities	$534,902	$432,491	$24%
Working Capital (deficit)	$(534,549)	$(428,264)	$25%

Cash Flows
		Year Ended		Year Ended
		December 31,		December 31,
		2011		2010
Net Cash Used in Operating Activities		$74,492		$32,728
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$87,937		$20,036
Net Decrease in Cash During the Period		$3,888		$23,960

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2011, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have minimal revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations. We will be required to raise additional capital over the next twelve months to meet our ongoing expenses.

As of December 31, 2011, we had $36 in cash, $4,107 in total assets, $534,902 in total liabilities and a working capital deficit of $534,549. As of December 31, 2011, we had an accumulated deficit of $3,486,029.

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

Going Concern

As of December 31, 2011, our company has accumulated deficit of $3,486,029, has a working capital deficiency of $534,549 and has earned nominal revenues of $93,776 since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2012. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and all our majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation. The functional currency of our company’s operations is Reminbi (“RMB”)

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Use of Estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates. Our company regularly evaluates estimates and assumptions related to obsolete inventory, useful life and recoverability of long lived assets, and goodwill. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Intangible Assets

Our company periodically analyzes our intangible assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through the measurement of undiscounted operating cash flows on a basis consistent with U.S. GAAP.

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

Income Tax

Our company accounts for income taxes in accordance with the standard, "Accounting for Income Taxes", codified with ASC 740. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before our company is able to realize their benefits, or that future deductibility is uncertain.

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

Foreign currencies translation

Our company’s functional currency is Chinese currency Renminbi (“RMB”) and our reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The consolidated financial statements of our company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2011 and 2010, the cumulative translation adjustments of ($30,735) and ($20,281), respectively, were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2011 and 2010, other comprehensive income (loss) was ($17,137) and ($7,666), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of December 31, 2011 and 2010, our company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.3056 and $1 to RMB6.6023, respectively. For the years ended December 31, 2011 and 2010, our company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.4615 and $1 to RMB6.7682, respectively. Our company used historical rates for equity.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2011 and 2010, respectively, our company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine our best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on our relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. For our company, ASU No. 2009-13 is effective beginning January 1, 2011. Our company elected to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard did not have a material impact on our company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force,” that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that our provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). For our company, ASU No. 2009-14 is effective beginning January 1, 2011. Our company elected to adopt the provisions of this standard prospectively to new or materially modified arrangements beginning on the effective date. The adoption of this standard did not have a material impact on our company’s consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For our company, this ASU is effective for the first quarter of 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, our adoption did not have a material impact on our company’s consolidated results of operations or financial condition.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition— a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard would require our provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in our entirety in the period in which the milestone is achieved. In addition, this ASU would require disclosure of certain information with respect to arrangements that contain milestones. For our company, this standard would be required prospectively beginning January 1, 2011. The adoption of this standard did not have a material impact on our company’s consolidated results of operations or financial condition.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard clarifies guidance on how to measure fair value and is largely consistent with existing fair value measurement principles. The ASU also expands existing disclosure requirements for fair value measurements and makes other amendments. For our company, this ASU is effective prospectively beginning January 1, 2012. The adoption of this standard is not expected to have a material impact on our company’s consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per share computation does not change. However, the current option under existing standards to report other comprehensive income and our components in the statement of changes in equity is eliminated. In addition, the previous option to disclose reclassification adjustments in the notes to the financial statements is also eliminated, as reclassification adjustments will be required to be shown on the face of the statement under the new standard. For our company, this ASU is effective retrospectively beginning January 1, 2012. Since this standard impacts disclosure requirements only, our adoption will not have a material impact on our company’s consolidated results of operations or financial condition.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.        Financial Statements and Supplementary Data

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company )
FINANCIAL STATEMENTS

DECEMBER 31, 2011

19

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Chang-On International, Inc.
(A development stage company)

We have audited the accompanying consolidated balance sheet of Chang-On International, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2011, and for the period from November 26, 2004 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows from November 26, 2004 to December 31, 2008 were audited by other auditors who expressed an qualified opinion, with an explanatory paragraph discussing the Company ability to continue as a going-concern, in their report dated March 22, 2009. Our opinion on the statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows from inception to December 31, 2011, insofar as it relates to amounts for prior periods through December 31, 2008, is solely based on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chang-On International, Inc. as of December 31, 2011 and 2010, and the results of operations and cash flows for each of the years in the two-year period ended December 31, 2011, and for the period from November 26, 2004 (date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to consolidated financial statements, the Company has incurred accumulated deficit of $3,486,029 and 3,408,779 as of December 31, 2011 and 2010, respectively that include losses of $91,153 and $509,221 for the years ended December 31, 2011 and 2010, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA
Oakland Gardens
March 23, 2012

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$36	$3,924
Prepaid and other receivables	317	303
Inventories (Note 4)	-	-
Total Current Assets	353	4,227
Property, plant and equipment, net (Note 5)	3,754	5,759

Total Assets	$4,107	$9,986
LIABILITIES
Current Liabilities
Trade accounts payable	753	$719
Accrued expenses	35,325	26,181
Deferred income-government grants (Note 6)	117,850	112,554
Due to shareholders (Note 7)	380,974	293,037
Total Current Liabilities	534,902	432,491
Total Liabilities	534,902	432,491
EQUITY(DEFICIT)
Chang-On International, Inc Stockholders' Equity(Deficit):
Common stock, par value $0.001, authorized
100,000,000 shares, issue and outstanding
67,307,366 shares (Note 8)	67,307	67,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,486,029)	(3,408,779)
Deferred Compensation (Note 9)	-	-
Accumulated comprehensive loss	(30,735)	(20,281)
Total Chang-On International, Inc Stockholders' equity(deficit)	(381,498)	(293,794)
Noncontrolling interest	(149,297)	(128,711)

Total Equity(Deficit)	(530,795)	(422,505)

Total Liabilities and Equity(Deficit)	$4,107	$9,986

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended		For the Period
			November 26, 2004
			(inception) to
	December 31,		December 31,
	2011	2010	2011
Net sales	$-	$-	$93,776
Cost of sales	-	-	(60,324)
Gross profit	-	-	33,452
Expenses
Salaries	14,857	14,184	151,380
Transportation	-	-	13,354
Office equipment	-	-	6,879
Water, electricity and gas	18,571	18,264	154,956
Other expenses	1,246	401	36,895
Advertisement	-	-	556
Rent expense	-	-	3,811
Depreciation	2,221	34,883	202,998
Research and development expenses	-	-	22,578
Repairs and maintenance	-	-	1,043
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	50,000	2,400,000
Professional fees	54,258	29,000	130,636
Fixed assets impairment	-	323,851	669,813
Intangibles writedown	-	-	241,639
Inventory obsolencence	-	38,638	107,484
Total Expenses	91,153	509,221	4,136,292
Other income	-	-	7,195
Loss before provision for income tax	(91,153)	(509,221)	(4,095,645)
Income tax provision	-	-	-
Net loss	(91,153)	(509,221)	(4,095,645)
Less: Net loss attributable to the noncontrolling interest	13,903	167,631	503,250
Net loss attributable to Chang-On International, Inc common stockholders	$(77,250)	$(341,590)	$(3,592,395)
Net loss per share-basic and diluted	$(0.00)	$(0.01)
Weighted average shares outstanding-basic and diluted	67,307,366	67,307,366

See accompanying notes to consolidated financial statements

CHANG -ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

			For the Period
			November 26, 2004
	For the Years Ended		(inception) to
	December 31,		December 31,
	2011	2010	2011

Net loss	$(91,153)	$(509,221)	$(4,095,645)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(17,137)	(7,666)	(32,836)

Comprehensive loss	(108,290)	(516,887)	(4,128,481)
Comprehensive loss attributable to the noncontrolling interest	20,586	170,621	342,398

Comprehensive loss attributable to Chang-On International, Inc.	$(87,704)	$(346,266)	$(3,786,083)

See accompanying notes to consolidated financial statements

CHANG -ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Chang-On International, Inc. Stockholders
			Common Stock		Additional			Accumulated
		Comprehensive	$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive	Noncontrolling
	Total	Income	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interest
Balance December 31, 2009	$44,382		67,307,366	$67,307	$3,067,959	$(3,067,189)	$(50,000)	$(15,605)	$41,910
Amortization of deferred compensation	50,000						50,000
Comprehensive loss:
Net loss	(509,221)	(509,221)				(341,590)			(167,631)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(7,666)	(7,666)						(4,676)	(2,990)
Comprehensive loss	(516,887)	$(516,887)
Balance December 31, 2010	$(422,505)		67,307,366	$67,307	$3,067,959	$(3,408,779)	$-	$(20,281)	$(128,711)
Amortization of deferred compensation	-						-
Comprehensive loss:
Net loss	(91,153)	(91,153)				(77,250)			(13,903)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(17,137)	(17,137)						(10,454)	(6,683)
Comprehensive loss	(108,290)	$(108,290)
Balance December 31, 2011	$(530,795)		67,307,366	$67,307	$3,067,959	$(3,486,029)	$-	$(30,735)	$(149,297)

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For The Years Ended		For the Period November
			26, 2004 (inception) to
	December 31,		December 31,
	2011	2010	2011
Operating Activities:
Net loss	$(91,153)	$(509,221)	$(4,095,645)
Adjustments to reconcile net loss to net cash used by
operations
Depreciation (cost and expense)	2,221	34,883	212,460
Provision for obsolete inventories	-	38,638	107,484
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	323,851	669,813
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	50,000	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	-	-	-
(Increase)/decrease in prepaid and other receivables	-	-	(293)
(Increase)/decrease in inventory	-	-	(107,151)
Increase/(decrease) in accounts payable	-	-	695
Increase/(decrease) in accrued expenses	9,144	(5,344)	35,325
Increase/(decrease) in deferred income-government grants	5,296	34,465	110,787
Net cash used by operating activities	(74,492)	(32,728)	(432,616)
Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repay of loan from shareholders	-	-	24,659
Net cash (used) by investing activities	-	-	(710,118)
Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from shareholder loans	87,937	20,036	964,389
Repay of loan to shareholders	-	-	(70,844)
Net cash provided by financing activities	87,937	20,036	1,142,654
Effect of exchange rate changes on cash	(17,333)	(11,268)	116
Increase(decrease) in cash	(3,888)	(23,960)	36
Cash at beginning of period	3,924	27,884	-
Cash at end of period	$36	$3,924	$36
Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$359,357

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,486,029 and $3,408,779 at December 31, 2011 and 2010, respectively, that include losses of $91,153 and $509,221 for the years ended December 31, 2011 and 2010, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2011, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•    Basis of Presentation
These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

•    Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation. The functional currency of the Company’s operations is Reminbi (“RMB”)

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•    Reclassification
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

•    The caption "Due to shareholders" represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand. Refer to Note 7.

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

•    Research and Development cost
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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2011 and 2010, the cumulative translation adjustments of ($30,735) and ($20,281), respectively, were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2011 and 2010, other comprehensive income (loss) was ($17,137) and ($7,666), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of December 31, 2011 and 2010, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.3056 and $1 to RMB6.6023, respectively. For the years ended December 31, 2011 and 2010, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.4615 and $1 to RMB6.7682, respectively. The Company used historical rates for equity.

•    Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2011 and 2010, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU is effective for the first quarter of 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per share computation does not change. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In addition, the previous option to disclose reclassification adjustments in the notes to the financial statements is also eliminated, as reclassification adjustments will be required to be shown on the face of the statement under the new standard. For the Company, this ASU is effective retrospectively beginning January 1, 2012. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - INVENTORIES

Inventories consist of the following:

	December 31,	December 31,
	2011	2010

Raw Material	$41,472	$39,608
Finished Goods	74,584	71,232
	$116,056	$110,840
Less: Allowance for Obsolescence	(116,056)	(110,840)
	-	-

The provision on allowance for obsolescence was $0 and $38,638 for the years ended December 31, 2011 and 2010, respectively.

Note 5 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	December 31,	December 31,
	2011	2010

Machinery and Equipment	$-	$-
Office Equipment	8,305	7,932
Vehicle	7,454	7,119
Construction in Progress	-	-
	15,759	15,051
Less: Accumulated Depreciation	(12,005)	(9,292)
	$3,754	$5,759

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $2,221 and $34,883, including cost and operating expense, for the years ended December 31, 2011 and 2010, respectively.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the years ended December 31, 2011 or 2010. As of December 31 2011 and 2010, government grants of $117,850 and $112,554 were recorded as deferred income, respectively.

Note 7 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	December 31,	December 31,
	2011	2010
Li, Yukun	$26,960	$22,068
Li, Guomin	300,828	262,046
Zhou, Qingwei	1,923	1,923
Xiao, Bing	51,263	6,000
	$380,974	$293,037

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

Note 8 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307, 366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation (Note 9). The Company had a total of 67,307,366 shares issued and outstanding as of December 31, 2011.

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

For the years ended December 31, 2011 and 2010, $0 and $50,000 of the above stock compensation were charged to operating expenses and $0 and $50,000 was recorded as deferred compensation, respectively.

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

Due to the Company’s net loss, there was no provision for income taxes. The Company’s effective tax rate for the years ended December 31, 2011 and 2010 was 0% and 0% due to the net loss position in both years.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s taxes were subject to a full valuation allowance as follows:

	For the Year Ended	For the Year Ended
	December 31, 2011	December 31, 2010
Computed tax benefit at statutory rate	$(22,788)	$(127,305)
Change in valuation allowance	22,788	127,305
Income tax expense (benefit)	$-	$-

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

The Company has no United States corporate income tax liability as of December 31, 2011 and 2010.

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

NOTE 12 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the year ended December 31, 2011 and 2010.

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

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer, principal financial officer and principal accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses outlined in our Management Report on Internal Control Over Financial Reporting, our management concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, we determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2.

We did not implement appropriate information technology controls – As of December 31, 2011, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Yichien Yeh, CPA’s, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2011.

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

Changes in Internal Control

During the fiscal year ended December 31, 2011 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Bing Xiao	President, Chief Executive Officer, Chief Financial Officer and Director	67	February 22, 2010
Ming Zhao	Director	35	October 28, 2010
Chao Lin	Director	50	October 28, 2010

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

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2011 and 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Bing Xiao(1) President, Chief Executive Officer, Chief Financial Officer and Director	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Guomin Li(2) Former President, Chief Executive Officer, Chief Financial Officer, and Director	2011 2010	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Mr. Xiao was appointed the President, Chief Executive Officer, Chief Financial Officer and a director of our company on February 22, 2010.

(2)	Mr. Li resigned as President, Chief Executive Officer, Chief Financial Officer and a director of our company on February 22, 2010.

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

2011 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2011.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2011 there were no options exercised by our named officers.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 11, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 11, 2012. As of April 11, 2012 there were 67,307,366 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011 and for fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2011	December 31, 2010
Audit Fees	$31,000	$29,000
Audit Related Fees	$ Nil	$Nil
Tax Fees	$ Nil	$Nil
All Other Fees	$ Nil	$Nil
Total	$ Nil	$29,000

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

Exhibit	Description
Number

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2011)

(21)	Subsidiaries of the Registrant

21.1	Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1 *	Section 302 Certification under the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1 *	Section 906 Certification under the Sarbanes-Oxley Act of 2002

(101)**	Interactive Data File (Form 10-K for the year ended December 31, 2011 furnished in XBRL).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

CHANG-ON INTERNATIONAL, INC.
(Registrant)

Dated: April 11, 2012	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 11, 2012	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: April 11, 2012	/s/ Ming Zhao
Ming Zhao
Director

Dated: April 11, 2012	/s/ Chao Lin
Chao Lin
Director