Form 10-Q
period 2012-03-31
Chang-On International, Inc.
filed 2012-05-16
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
[X] YES [   ] NO

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
67,307,366 common shares issued and outstanding as of May 11, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Chang-On International, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company )
FINANCIAL STATEMENTS

MARCH 31, 2012

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$36	$36
Prepaid and other receivables	318	317
Total Current Assets	354	353
Property, plant and equipment, net (Note 4)	3,446	3,754

Total Assets	$3,800	$4,107
LIABILITIES
Current Liabilities
Trade accounts payable	$754	$753
Accrued expenses	13,079	35,325
Deferred income-government grants (Note 5)	118,031	117,850
Due to shareholders (Note 6)	415,709	380,974
Total Current Liabilities	547,573	534,902
Total Liabilities	547,573	534,902
EQUITY
Chang-On International, Inc Stockholders' Equity:
Common stock, par value $0.001, authorized 100,000,000 shares, issued and outstanding 67,307,366 shares (Note 7)	67,307	67,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,496,784)	(3,486,029)
Accumulated comprehensive income	(31,112)	(30,735)
Total Chang-On International, Inc Stockholders' equity	(392,630)	(381,498)
Noncontrolling interest	(151,143)	(149,297)

Total Equity	(543,773)	(530,795)

Total Liabilities and Equity	$3,800	$4,107

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the Period
	For the Three Months Ended		November 26, 2004
	March 31,		(inception) to March 31,
	2012	2011	2012
Net sales	$-	$-	$93,776
Cost of sales	-	-	(60,324)
Gross profit	-	-	33,452
Expenses
Salaries	3,805	3,648	155,185
Transportation	-	-	13,354
Office equipment	-	-	6,879
Water, electricity and gas	-	-	154,956
Other expenses	-	87	36,895
Advertisement	-	-	556
Rent expense	-	-	3,811
Depreciation	312	548	203,310
R & D expense	-	-	22,578
Repairs and maintenance	-	-	1,043
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	-	2,400,000
Professional fees	8,244	3,000	138,880
Fixed assets impairment	-	-	669,813
Intangibles writedown	-	-	241,639
Inventory obsolescence	-	-	107,484
Total Expenses	12,361	7,283	4,148,653
Other income	-	-	7,195

Loss before provision for income tax	(12,361)	(7,283)	(4,108,006)
Income tax provision	-	-	-
Net loss	(12,361)	(7,283)	(4,108,006)
Less: Net loss attributable to the noncontrolling interest	1,606	1,635	504,856
Net loss attributable to Chang-On International, Inc common Stockholders	$(10,755)	(5,648)	$(3,603,150)
Basic and Fully Diluted Earnings per Share	$(0.00)	$(0.00)
Weighted average shares outstanding	67,307,366	67,307,366

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

			For the Period
			November 26,
	For the Three Months Ended		2004 (inception)
	March 31,		to March 31,
	2012	2011	2012
Net loss	$(12,361)	$(7,283)	$(4,108,006)
Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(617)	(2,852)	(16,316)

Comprehensive loss	(12,978)	(10,135)	(4,124,322)
Comprehensive loss attributable to the noncontrolling interest	1,846	2,747	323,658
Comprehensive loss attributable to Chang-On International, Inc.	$(11,132)	$(7,388)	$(3,800,664)

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(UNAUDITED)

		Chang-On International, Inc. Stockholders
		Common Stock		Additional			Accumulated
		$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive	Noncontrolling
	Total	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interest

Balance December 31, 2011	$(530,795)	67,307,366	$67,307	$3,067,959	$(3,486,029)	$-	$(30,735)	$(149,297)

Net loss	(12,361)				(10,755)			(1,606)

Other comprehensive loss	(617)						(377)	(240)

Balance March 31, 2012	$(543,773)	67,307,366	$67,307	$3,067,959	$(3,496,784)	$-	$(31,112)	$(151,143)

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
			November 26, 2004
	Three Months Ended		(inception) to
	March 31,		March 31,
	2012	2011	2012
Operating Activities:

Net loss	$(12,361)	$(7,283)	$(4,108,006)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	312	548	212,772
Provision for obsolete inventories	-	-	107,484
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	669,813
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	-	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in account receivable	-	-	-
(Increase)/decrease in prepaid and other receivables	-	-	(293)
(Increase)/decrease in inventory	-	-	(107,151)
Increase/(decrease) in accounts payable	-	-	695
Increase/(decrease) in accrued expenses	(22,246)	(19,974)	13,079
Decrease in deferred income-government grants	-	-	110,787
Net cash used by operating activities	(34,295)	(26,709)	(466,911)
Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repay of loan from shareholders	-	-	24,659
Net cash used in investing activities	-	-	(710,118)
Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from shareholder loans	34,735	27,846	999,124
Repayment of loan to shareholders	-	-	(70,844)
Net cash provided by financing activities	34,735	27,846	1,177,389
Effect of exchange rate changes on cash	(440)	(1,970)	(324)
Increase(decrease) in cash	-	(833)	36
Cash at beginning of period	36	3,924	-
Cash at end of period	$36	$3,091	$36
Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$359,357

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,496,784 at March 31, 2012 that includes losses of $12,361 for the three months ended March 31, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 2012, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

• Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars.

These consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Annual Report on Form 10-K of the Company filed with the United States Securities and Exchange Commission (the “SEC”) on April 13, 2012. Interim results are not necessarily indicative of the results for the full year.

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2012 and December 31, 2011, the cumulative translation adjustments of ($31,112) and ($30,735), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2012 and 2011, other comprehensive loss was $617 and $2,852, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of March 31, 2012 and December 31, 2011, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.296 and $1 to RMB6.3056, respectively. For the three months ended March 31, 2012 and 2011, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.3085 and $1 to RMB6.5788, respectively. The Company used historical rates for equity.

• Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2012, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements or similar agreements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. The ASU is effective January 1, 2013 with retrospective application required. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s results of operations or financial condition.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact our financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Note 4 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	March 31,	December 31,
	2012	2011

Office Equipment	$8,318	$8,305
Vehicle	7,465	7,454
	15,783	15,759
Less: Accumulated Depreciation	(12,337)	(12,005)
	$3,446	$3,754

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $312 and $548, including cost and operating expense, for the three months ended March 31, 2012 and 2011, respectively.

Note 5 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the three months ended March 31, 2012 or 2011. As of March 31 2012, government grants of $118,031 were recorded as deferred income.

Note 6 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	March 31,	December 31,
	2012	2011
Yukun Li	$27,001	$26,960
Guomin Li	305,027	300,828
Qingwei Zhou	1,923	1,923
Bing Xiao	81,758	51,263
	$415,709	$380,974

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307, 366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation. The Company had a total of 67,307,366 shares issued and outstanding as of March 31, 2012.

Note 8 - OPERATING RISK

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

Note 9 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the three months ended March 31, 2012 and 2011.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 - RESTRICTED RETAINED EARNINGS

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

Results of Operations

Revenues

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended March 31, 2012 and 2011.

Our operating results for the three months ended March 31, 2012 and 2011are summarized as follows:

		Three Months Ended
		March 31,
		2012		2011
Net Sales	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil
Expenses		$12,361		$7,283
Net Loss		$(12,361)		$(7,283)

Expenses

Our total expenses for the three month periods ended March 31, 2012 and 2011 are outlined in the table below:

		Three Months Ended
		March 31,
		2012	2011
Salaries		$3,805	$3,648
Other expenses	$	Nil	$87
Depreciation		$312	$548
Professional fees		$8,244	$3,000

Expenses for the three month period ended March 31, 2012, increased by 70% as compared to the comparative period in 2011 primarily as a result of increase in professional fees.

Revenue

We have earned revenues of $Nil and $Nil, respectively, for the three month periods ended March 31, 2012 and 2011. Our sales have remained unchanged for the three month periods ended March 31, 2012 and 2011.

Liquidity and Capital Resources

Working Capital

	At	At
	March 31,	December 31,	Increase/
	2012	2011	Decrease
Current Assets	$354	$353	$0.3%
Current Liabilities	$547,573	$534,902	$2%
Working Capital (deficit)	$(547,219)	$(534,549)	$2%

Cash Flows

		Three		Three
		Months		Months
		Ended		Ended
		March 31,		March 31,
		2012		2011
Net Cash Provided by (Used in) Operating Activities		$(34,295)		$(26,709)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$34,735		$27,846
Net Increase (Decrease) in Cash During the Period	$	Nil		$(833)

As of March 31, 2012, we had $36 in cash, $354 in total current assets, $547,573 in total current liabilities and a working capital deficit of $547,219. As of December 31, 2011, we had a working capital deficit of $534,549.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $4,108,006 from our inception on November 26, 2004 to March 31, 2012 was funded primarily by such financing and loans, as well as other capital contributions.

From our inception on November 26, 2004 to March 31, 2012 we spent $466,911 on operating activities. During the three months ended March 31, 2012 we spent $34,295 on operating activities, whereas we spent $26,709 on operating activities during the same period in fiscal 2011. The increase in our expenditures on operating activities during the three months ended March 31, 2012 was primarily due to higher net loss.

From our inception on November 26, 2004 to March 31, 2012 we spent $710,118 on investing activities, which was primarily in the form of the purchase of fixed assets. We did not spend any money on investing activities during the three months ended March 31, 2012 or 2011.

From our inception on November 26, 2004 to March 31, 2012 we received $1,177,389 from financing activities, which consisted of $274,103 in capital contribution and $999,124 in net proceeds from shareholder loans, less $24,994 in distributions to shareholders and $70,844 for repayment of a loan to a shareholder. During the three months ended March 31, 2012 we received $34,735 from financing activities, all of which was in the form of proceeds from shareholder loans, whereas we received $27,846 from financing activities during the same period in fiscal 2011, all of which was also in the form of proceeds from shareholder loans.

From our inception on November 26, 2004 to March 31, 2012 we also experienced a loss of $16,136 in connection with foreign exchange translation. During the three months ended March 31, 2012 we lost $617 due to the effect of exchange rates, whereas we lost $2,852 due to the same effect during the same period in fiscal 2011.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning April 2012) will be approximately $900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Going Concern

Our financial statements for the three month period ended March 31, 2012 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of our company for the year ended December 31, 2011 and notes thereto contained in the Annual Report on Form 10-K of our company filed with the United States Securities and Exchange Commission (the “SEC”) on April 13, 2012. Interim results are not necessarily indicative of the results for the full year.

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

Income Tax

Our company accounts for income taxes in accordance with the standard, “Accounting for Income Taxes”, codified with ASC 740. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before our company is able to realize their benefits, or that future deductibility is uncertain.

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

The consolidated financial statements of our company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2012 and December 31, 2011, the cumulative translation adjustments of ($31,112) and ($30,735), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2012 and 2011, other comprehensive loss was $617 and $2,852, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of March 31, 2012 and December 31, 2011, our company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.296 and $1 to RMB6.3056, respectively. For the three months ended March 31, 2012 and 2011, our company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.3085 and $1 to RMB6.5788, respectively. Our company used historical rates for equity.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2012, our company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements or similar agreements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. The ASU is effective January 1, 2013 with retrospective application required. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s results of operations or financial condition.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact our financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2011)
(21)	Subsidiaries of the Registrant
Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

Chang-On International, Inc.

Date: May 16, 2012	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)