Form 10-Q
period 2012-06-30
Chang-On International, Inc.
filed 2012-08-14
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 001-08397

CHANG-ON INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0302579
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

514 No. 18 Building, High New Technology Development, Harbin
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
97,307,366 common shares issued and outstanding as of August 10, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Chang-On International, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company )
CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$36	$36
Prepaid and other receivables	315	317
Total Current Assets	351	353
Property, plant and equipment, net (Note 4)	3,239	3,754

Total Assets	$3,590	$4,107
LIABILITIES
Current Liabilities
Trade accounts payable	$747	$753
Accrued expenses	11,105	35,325
Deferred income-government grants (Note 5)	116,932	117,850
Due to shareholders (Note 6)	425,581	380,974
Total Current Liabilities	554,365	534,902
Total Liabilities	554,365	534,902
EQUITY (DEFICIT)
Chang-On International, Inc Stockholders' Equity (Deficit):
Common stock, par value $0.001, authorized 100,000,000 shares, issued and outstanding 67,307,366 shares (Note 7)	67,307	67,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,506,006)	(3,486,029)
Accumulated comprehensive income	(28,813)	(30,735)
Total Chang-On International, Inc Stockholders' equity (deficit)	(399,553)	(381,498)
Noncontrolling interest	(151,222)	(149,297)

Total Equity (Deficit)	(550,775)	(530,795)

Total Liabilities and Equity (Deficit)	$3,590	$4,107

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the
					Period from
					November
					26, 2004
	For the Three Months Ended		For the Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
Net sales	$-	$-	$-	$-	$93,776
Cost of sales	-	-	-	-	(60,324)
Gross profit	-	-	-	-	33,452
Expenses
Salaries	3,793	3,693	7,598	7,341	158,978
Transportation	-	-	-	-	13,354
Office equipment	-	-	-	-	6,879
Water, electricity and gas	-	-	-	-	154,956
Other expenses	-	28	-	115	36,895
Advertisement	-	-	-	-	556
Rent expense	-	-	-	-	3,811
Depreciation	177	554	489	1,102	203,487
R & D expense	-	-	-	-	22,578
Repairs and maintenance	-	-	-	-	1,043
Gain on disposal of fixed assets	-	-	-	-	(7,730)
Stock compensation	-	-	-	-	2,400,000
Professional fees	6,800	3,000	15,044	6,000	145,680
Fixed assets impairment	-	-	-	-	669,813
Intangibles writedown	-	-	-	-	241,639
Inventory obsolescence	-	-	-	-	107,484
Total Expenses	10,770	7,275	23,131	14,558	4,159,423
Total expenses and loss from operations	(10,770)	(7,275)	(23,131)	(14,558)	(4,125,971)
Other income	-	-	-	-	7,195

Loss before provision for income tax	(10,770)	(7,275)	(23,131)	(14,558)	(4,118,776)
Income tax provision	-	-	-	-	-
Net loss	(10,770)	(7,275)	(23,131)	(14,558)	(4,118,776)
Less: Net loss attributable to the noncontrolling interest	1,689	1,660	3,295	3,295	506,545
Net loss attributable to Chang-On
International, Inc common stockholders	$(9,081)	$(5,615)	$(19,836)	(11,263)	$(3,612,231)
Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding-basic and diluted	67,307,366	67,307,366	67,307,366	67,307,366

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

					For the Period
					from November
					26, 2004
	For the Three Months Ended		For the Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Net loss	$(10,770)	$(7,275)	$(23,131)	$(14,558)	$(4,118,776)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	3,768	(4,668)	3,151	(7,520)	(29,685)

Comprehensive loss	(7,002)	(11,943)	(19,980)	(22,078)	(4,148,461)
Comprehensive loss attributable to the noncontrolling interest	79	3,481	1,925	6,228	344,323

Comprehensive loss attributable to Chang-On International, Inc.	$(6,923)	$(8,462)	$(18,055)	$(15,850)	$(3,804,138)

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

		Chang-On International, Inc. Stockholders
		Common Stock		Additional			Accumulated
		$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive	Noncontrolling
	Total	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interest

Balance December 31, 2011	$(530,795)	67,307,366	$67,307	$3,067,959	$(3,486,029)	$-	$(30,735)	$(149,297)

Net loss	(23,131)				(19,977)			(3,154)

Other comprehensive income	3,151						1,922	1,229

Balance June 30, 2012	$(550,775)	67,307,366	$67,307	$3,067,959	$(3,506,006)	$-	$(28,813)	$(151,222)

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
			from November
			26, 2004
	For the Six Months Ended		(inception) to June
	June 30,		30,
	2012	2011	2012
Operating Activities:
Net loss	$(23,131)	$(14,558)	$(4,118,776)
Adjustments to reconcile net loss to net cash used by
operations
Depreciation (cost and expense)	489	1,102	212,949
Provision for obsolete inventories	-	-	107,484
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	669,813
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	-	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid and other receivables	-	-	(293)
(Increase)/decrease in inventory	-	-	(107,151)
Increase/(decrease) in accounts payable	-	-	695
Increase/(decrease) in accrued expenses	(24,220)	(19,933)	11,105
Increase/(decrease) in deferred income-government grants	-	-	110,787
Net cash used in operating activities	(46,862)	(33,389)	(479,478)
Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repayment of loan from shareholders	-	-	24,659
Net cash used in investing activities	-	-	(710,118)
Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from shareholder loans	44,607	39,743	1,008,996
Repayment of loan to shareholders	-	-	(70,844)
Net cash provided by financing activities	44,607	39,743	1,187,261
Effect of exchange rate changes on cash	2,255	(5,202)	2,371
Increase(decrease) in cash	-	1,152	36
Cash at beginning of period	36	3,924	-
Cash at end of period	$36	$5,076	$36
Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$359,357

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

In January 2011, the Company acquired 100% shares of Sino Health Management Limited (“Sino Health”). Sino Health was incorporated as a Hong Kong limited liability company on December 8, 2010. Sino Health has nominal assets and liabilities as of June 30, 2012 and there has been no significant transaction in Sino Health since its inception.

The Company is considered to be a development stage company, as it has not generated substantial revenues from operations.

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,506,006 at June 30, 2012 that includes losses of $23,131 for the six months ended June 30, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At June 30, 2012, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2012 and December 31, 2011, the cumulative translation adjustments of ($28,813) and ($30,735), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the six months ended June 30, 2012 and 2011, other comprehensive income (loss) was $3,151 and ($7,520), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of June 30, 2012 and December 31, 2011, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.3551 and $1 to RMB6.3056, respectively. For the six months ended June 30, 2012 and 2011, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.3175 and $1 to RMB6.5383, respectively. The Company used historical rates for equity.

  Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2012, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

Note 4 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	June 30,	December 31,
	2012	2011

Office Equipment	$8,241	$8,305
Vehicle	7,396	7,454
	15,637	15,759
Less: Accumulated Depreciation	(12,398)	(12,005)
	$3,239	$3,754

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $489 and $1,102, including cost and operating expense, for the six months ended June 30, 2012 and 2011, respectively.

Note 5 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the six months ended June 30, 2012 or 2011. As of June 30, 2012, government grants of $116,932 were recorded as deferred income.

Note 6 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	June 30,	December 31,
	2012	2011
Yukun Li	$26,750	$26,960
Guomin Li	306,405	300,828
Qingwei Zhou	1,923	1,923
Bing Xiao	90,503	51,263
	$425,581	$380,974

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

Note 7 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307, 366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation. The Company had a total of 67,307,366 shares issued and outstanding as of June 30, 2012.

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

Note 9 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the six months ended June 30, 2012 and 2011.

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11 - SUBSEQUENT EVENTS

On August 6, 2012, the Company issued 30,000,000 shares of common stock at a price of $0.001 per share to Bing Xiao, the Company’s President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director. The newly issued 30,000,000 shares amount to approximately 30.8% of the Company’s current issued and outstanding shares of common stock.

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

Results of Operations

Revenues

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended June 30, 2012 and 2011.

Our operating results for the three and six months ended June 30, 2012 and 2011 are summarized as follows:

		Three Months Ended				Six Months Ended
		June 30,				June 30,
		2012		2011		2012		2011
Net Sales	$	Nil	$	Nil	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		$10,770		$7,275		$23,131		$14,558
Net Loss		$(10,770)		$(7,275)		$(23,131)		$(14,558)

Expenses

Our total expenses for the three month periods ended June 30, 2012 and 2011 are outlined in the table below:

		Three Months Ended			Six Months Ended
		June 30,			June 30,
		2012	2011		2012	2011
Salaries		$3,793	$3,693		$7,598	$7,341
Other expenses	$	Nil	$28	$	Nil	$115
Depreciation		$177	$554		$489	$1,102
Professional fees		$6,800	$3,000		$15,044	$6,000

Expenses for the three month period ended June 30, 2012, increased by 48% as compared to the comparative period in 2011 primarily as a result of increased professional fees. Expenses for the six month period ended June 30, 2012, increased by 59% as compared to the comparative period in 2011 primarily as a result of increased professional fees.

Revenue

We have earned revenues of $Nil and $Nil, respectively, for the three month periods ended June 30, 2012 and 2011 and revenues of $Nil and $Nil, respectively, for the six month periods ended June 30, 2012 and 2011. Our sales have remained unchanged for the three and six month periods ended June 30, 2012 and 2011.

Liquidity and Capital Resources

Working Capital

	At	At
	June 30,	December 31,	Increase/
	2012	2011	Decrease
Current Assets	$351	$353	$(0.57)%
Current Liabilities	$554,365	$534,902	$3.64%
Working Capital (deficit)	$(554,014)	$(534,549)	$3.64%

Cash Flows

		Six Months		Six Months
		Ended		Ended
		June 30,		June 30,
		2012		2011
Net Cash Provided by (Used in) Operating Activities		$(46,862)		$(33,389)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$44,607		$39,743
Net Increase (Decrease) in Cash During the Period	$	Nil		$1,152

As of June 30, 2012, we had $36 in cash, $351 in total current assets, $554,365 in total current liabilities and a working capital deficit of $554,014. As of December 31, 2011, we had a working capital deficit of $534,549.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $4,118,776 from our inception on November 26, 2004 to June 30, 2012 was funded primarily by such financing and loans, as well as other capital contributions.

From our inception on November 26, 2004 to June 30, 2012 we spent $479,478 on operating activities. During the six months ended June 30, 2012 we spent $46,862 on operating activities, whereas we spent $33,389 on operating activities during the same period in fiscal 2011. The increase in our expenditures on operating activities during the six months ended June 30, 2012 was primarily due to higher net loss.

From our inception on November 26, 2004 to June 30, 2012 we spent $710,118 on investing activities, which was primarily in the form of the purchase of fixed assets. We did not spend any money on investing activities during the six months ended June 30, 2012 or 2011.

From our inception on November 26, 2004 to June 30, 2012 we received $1,187,261 from financing activities, which consisted of $274,103 in capital contribution and $1,008,996 in net proceeds from shareholder loans, less $24,994 in distributions to shareholders and $70.844 for repayment of a loan to a shareholder. During the six months ended June 30, 2012 we received $44,607 from financing activities, all of which was in the form of proceeds from shareholder loans, whereas we received $39,743 from financing activities during the same period in fiscal 2011, all of which was also in the form of proceeds from shareholder loans.

From our inception on November 26, 2004 to June 30, 2012 we also experienced a loss of $29,685 in connection with foreign exchange translation. During the six months ended June 30, 2012 we gained $3,151 due to the effect of exchange rates, whereas we lost $7,520 due to the same effect during the same period in fiscal 2011.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning August 2012) will be approximately $900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Going Concern

Our financial statements for the three and six month periods ended June 30, 2012 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangible Assets

Our company periodically analyzes its intangible assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through the measurement of undiscounted operating cash flows on a basis consistent with U.S. GAAP.

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

The consolidated financial statements of our company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2012 and December 31, 2011, the cumulative translation adjustments of ($28,813) and ($30,735), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the six months ended June 30, 2012 and 2011, other comprehensive income (loss) was $3,151 and ($7,520), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of June 30, 2012 and December 31, 2011, our company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.3551 and $1 to RMB6.3056, respectively. For the six months ended June 30, 2012 and 2011, our company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.3175 and $1 to RMB6.5383, respectively. Our company used historical rates for equity.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2012, our company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per share computation does not change. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In addition, the previous option to disclose reclassification adjustments in the notes to the financial statements is also eliminated, as reclassification adjustments will be required to be shown on the face of the statement under the new standard. For our company, this ASU is effective retrospectively beginning January 1, 2012. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on our company’s consolidated results of operations or financial condition.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements or similar agreements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. The ASU is effective January 1, 2013 with retrospective application required. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our company’s results of operations or financial condition.

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

Our company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

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

Chang-On International, Inc.

Date: August 14, 2012	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)