Form 10-Q/A
period 2012-03-31
Chang-On International, Inc.
filed 2012-10-29
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
 AMENDMENT NO. 1

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

Explanatory Note: The Company is filing this Form 10-Q/A for the period ended March 31, 2012 to include a revision to Item 4. Controls and Procedures in the Form 10-Q to indicate that the Company’s disclosure controls and procedures were not effective as at the quarter ended March 31, 2012. The above described change had no affect on the Company’s financial position or results of operations. This amended report does not reflect events occurring after the filing of the Form 10-Q on May 16, 2012, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

Chang-On International, Inc.

Date: October 24, 2012	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)