Form 10-Q/A
period 2012-06-30
Chang-On International, Inc.
filed 2012-10-29
CIK 42136

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

Explanatory Note: The Company is filing this Form 10-Q/A for the period ended June 30, 2012 to include a revision to Item 4. Controls and Procedures in the Form 10-Q to indicate that the Company’s disclosure controls and procedures were not effective as at the quarter ended June 30, 2012. The above described change had no affect on the Company’s financial position or results of operations. This amended report does not reflect events occurring after the filing of the Form 10-Q on August 14, 2012, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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