Form 10-Q
period 2012-09-30
Chang-On International, Inc.
filed 2012-11-20
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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
97,307,366 common shares issued and outstanding as of November 19, 2012.

2

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements

The unaudited interim consolidated financial statements of Chang-On International, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

3

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company )
CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

4

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$718	$36
Prepaid and other receivables	318	317
Total Current Assets	1,036	353
Property, plant and equipment, net (Note 4)	3,097	3,754

Total Assets	$4,133	$4,107

LIABILITIES
Current Liabilities
Trade accounts payable	$756	$753
Accrued expenses	10,889	35,325
Deferred income-government grants (Note 5)	118,224	117,850
Due to shareholders (Note 6)	414,555	380,974
Total Current Liabilities	544,424	534,902
Total Liabilities	544,424	534,902

EQUITY(DEFICIT)
Chang-On International, Inc Stockholders' Equity(Deficit):
Common stock, par value $0.001, authorized 100,000,000 shares, issued and outstanding 97,307,366 shares (Note 7)	97,307	67,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,519,481)	(3,486,029)
Accumulated comprehensive income	(31,555)	(30,735)
Total Chang-On International, Inc Stockholders' equity(deficit)	(385,770)	(381,498)
Noncontrolling interest	(154,517)	(149,297)

Total Equity(Deficit)	(540,287)	(530,795)

Total Liabilities and Equity(Deficit)	$4,137	$4,107

See Notes to Financial Statements

CHANG -ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended		For the Period from
					November 26, 2004
					(inception) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
Net sales	$-	$-	$-	$-	$93,776
Cost of sales	-	-	-	-	(60,324)
Gross profit	-	-	-	-	33,452
Expenses
Salaries	7,275	3,741	14,873	11,082	166,253
Transportation	-	-	-	-	13,354
Office equipment	-	-	-	-	6,879
Water, electricity and gas	-	-	-	-	154,956
Other expenses	175	52	175	167	37,070
Advertisement	-	-	-	-	556
Rent expense	-	-	-	-	3,811
Depreciation	175	562	664	1,664	203,662
R & D expense	-	-	-	-	22,578
Repairs and maintenance	-	-	-	-	1,043
Gain on disposal of fixed assets	-	-	-	-	(7,730)
Stock compensation	-	-	-	-	2,400,000
Professional fees	7,391	3,000	22,435	9,000	153,071
Fixed assets impairment	-	-	-	-	669,813
Intangibles writedown	-	-	-	-	241,639
Inventory obsolescence	-	-	-	-	107,484
Total Expenses	15,016	7,355	38,147	21,913	4,174,439
Total expenses and loss from operations	(15,016)	(7,355)	(38,147)	(21,913)	(4,140,987)
Other income	-	-	-	-	7,195

Loss before provision for income tax	(15,016)	(7,355)	(38,147)	(21,913)	(4,133,792)
Income tax provision	-	-	-	-	-
Net loss	(15,016)	(7,355)	(38,147)	(21,913)	(4,133,792)
Less: Net loss attributable to the noncontrolling interest	1,400	3,336	4,695	4,971	507,945
Net loss attributable to Chang-On International, Inc common stockholders	$(13,616)	$(4,019)	$(33,452)	(16,942)	$(3,625,847)
Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding-basic and diluted	85,242,149	67,307,366	73,329,264	67,307,366

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

					For the Period
	For the Three Months		For the Nine Months		from
	Ended		Ended		November 26,
					2004
					(inception) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Net loss	$(15,016)	$(7,355)	$(38,147)	$(21,913)	$(4,133,792)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(4,496)	(4,502)	(1,345)	(12,022)	(34,181)

Comprehensive loss	(19,512)	(11,857)	(39,492)	(33,935)	(4,167,973)
Comprehensive loss attributable to the noncontrolling interest	3,295	6,913	5,220	9,660	347,618

Comprehensive loss attributable to Chang-On International, Inc.	$(16,217)	$(4,944)	$(34,272)	$(24,275)	$(3,820,355)

See Notes to Financial Statements

CHANG -ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

		Chang-On International, Inc. Stockholders
		Common Stock		Additional			Accumulated
		$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive	Noncontrolling
	Total	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interest

Balance December 31, 2011	$(530,795)	67,307,366	$67,307	$3,067,959	$(3,486,029)	$-	$(30,735)	$(149,297)

Net loss	(38,147)				(33,452)			(4,695)

Issuance of common stock	30,000	30,000,000	30,000

Other comprehensive income (loss)	(1,345)						(820)	(525)

Balance September 30, 2012	$(540,287)	97,307,366	$97,307	$3,067,959	$(3,519,481)	$-	$(31,555)	$(154,517)

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended		For the Period
			from November
			26, 2004
			(inception) to
	September 30,		September 30,
	2012	2011	2012
Operating Activities:
Net loss	$(38,147)	$(21,913)	$(4,133,792)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	664	1,664	213,124
Provision for obsolete inventories	-	-	107,484
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	669,813
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	-	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid and other receivables	-	-	(293)
(Increase)/decrease in inventory	-	-	(107,151)
Increase/(decrease) in accounts payable	-	-	695
Increase/(decrease) in accrued expenses	(24,436)	(19,892)	10,889
Increase/(decrease) in deferred income-government grants	-	-	110,787
Net cash used in operating activities	(61,919)	(40,141)	(494,535)
Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repayment of loan from shareholders	-	-	24,659
Net cash used in investing activities	-	-	(710,118)
Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution		-	274,103
Proceeds from issuance of common stock	30,000	-	30,000
Proceeds from shareholder loans	33,581	46,133	997,970
Repayment of loan to shareholders	-	-	(70,844)
Net cash provided by financing activities	63,581	46,133	1,206,235
Effect of exchange rate changes on cash	(980)	(8,330)	(864)
Increase(decrease) in cash	682	(2,338)	718
Cash at beginning of period	36	3,924	-
Cash at end of period	$718	$1,586	$718
Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$359,357

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,519,481 at September 30, 2012 that includes losses of $38,147 for the nine months ended September 30, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At September 30, 2012, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2012 and December 31, 2011, the cumulative translation adjustments of ($31,555) and ($30,735), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the nine months ended September 30, 2012 and 2011, other comprehensive income (loss) was ($1,345) and ($12,022), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of September 30, 2012 and December 31, 2011, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2857 and $1 to RMB6.3056, respectively. For the nine months ended September 30, 2012 and 2011, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.3306 and $1 to RMB6.4967, respectively. The Company used historical rates for equity.

•   Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2012, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For the Company, this ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	September 30,	December 31,
	2012	2011

Office Equipment	$8,332	$8,305
Vehicle	7,477	7,454
	15,809	15,759
Less: Accumulated Depreciation	(12,712)	(12,005)
	$3,097	$3,754

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $664 and $1,664, including cost and operating expense, for the nine months ended September 30, 2012 and 2011, respectively.

Note 5 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the nine months ended September 30, 2012 or 2011. As of September 30, 2012, government grants of $118,224 were recorded as deferred income.

Note 6 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	September 30,	December 31,
	2012	2011
Yukun Li	$27,046	$26,960
Guomin Li	313,085	300,828
Qingwei Zhou	1,923	1,923
Bing Xiao	72,501	51,263
	$414,555	$380,974

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307, 366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation. On August 6, 2012, the Company issued 30,000,000 shares of our common stock at a price of US$0.001 per share, to its president, Bing Xiao, pursuant to the closing of a private placement, for aggregate gross proceeds of US$30,000. The Company had a total of 97,307,366 shares issued and outstanding as of September 30, 2012.

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

Note 9 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the nine months ended September 30, 2012 and 2011.

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

Hongbo's business is the development and production of products utilizing SF material, which is a composite of waste plastic and coal ash. Hongbo currently obtains the waste plastic from six recycling facilities in Harbin and obtains the coal ash from the Harbin Power Station. It removes these two burdens from the environment and transforms them into a highly variable construction material, producing no pollution in the process, which means that it does not incur significant expenses relating to environmental regulation compliance. Since Hongbo's inception it has not experienced any shortage in the availability of these waste products and we do not anticipate that it will experience any shortages for the foreseeable future.

Intellectual Property

Hongbo's accumulation of patents should provide it with a significant competitive advantage in the future. Currently, it holds 11 separate Chinese patents for proprietary products and manufacturing processes, including patents for:

  solidified SF board;
  temperature controlling board;
  SF material well cover and base;
  pressing and injection method for the manufacture of SF material; and
  method of calculation while manufacturing combined materials.

To drive Hongbo's technological advantage, it has implemented a program of providing advanced education for its employees that enables them to maintain the technological lead Hongbo has developed. To date, the company has financed advanced technological education for several of its employees in Chinese universities. If and when we generate sufficient working capital, our plan is to send Hongbo's employees abroad to obtain usable knowledge from the worldwide community.

Employees

We currently have 6 employees, all of whom are employed with Hongbo on a full time basis.

Legislation and Government Regulation

The national, provincial and local governments in the China are highly bureaucratized. The day-to-day operations of Hongbo's business require us to interact frequently with representatives of Chinese government institutions. The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting. Significant delays can result from the need to obtain governmental approvals, which can have an adverse effect on the profitability of our operations. In addition, compliance with regulatory requirements applicable to the handling and processing of waste materials may increase the cost of our operations, which could adversely affect our profitability. So far, the Chinese government has been very supportive of our technology and has provided us with a $100,000 grant as well as a five year exemption from income tax.

Results of Operations

Revenues

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended September 30, 2012 and 2011.

Our operating results for the three and nine months ended September 30, 2012 and 2011 are summarized as follows:

		Three Months Ended				Nine Months Ended
		September 30,				September 30,
		2012		2011		2012		2011
Net Sales	$	Nil	$	Nil	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		$15,016		$7,355		$38,147		$21,913
Net Loss		$(15,016)		$(7,355)		$(38,147)		$(21,913)

Expenses

Our total expenses for the three and nine month periods ended September 30, 2012 and 2011 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Salaries	$7,275	$3,741	$14,873	$11,082
Other expenses	$175	$52	$175	$167
Depreciation	$175	$562	$664	$1,664
Professional fees	$7,391	$3,000	$22,435	$9,000

Expenses for the three month period ended September 30, 2012, increased by 104% as compared to the comparative period in 2011 primarily as a result of increased salaries, other expenses and professional fees. Expenses for the nine month period ended September 30, 2012, increased by 74% as compared to the comparative period in 2011 primarily as a result of increased salaries, other expenses and professional fees.

Revenue

We have earned revenues of $Nil and $Nil, respectively, for the three month periods ended September 30, 2012 and 2011 and revenues of $Nil and $Nil, respectively, for the nine month periods ended September 30, 2012 and 2011. Our sales have remained unchanged for the three and nine month periods ended September 30, 2012 and 2011.

Liquidity and Capital Resources

Working Capital

	At	At
	September 30,	December 31,	Increase/
	2012	2011	Decrease
Current Assets	$1,036	$353	$193%
Current Liabilities	$544,424	$534,902	$1.8%
Working Capital (deficit)	$(543,388)	$(534,549)	$1.7%

Cash Flows

		Nine Months		Nine Months
		Ended		Ended
		September 30,		September 30,
		2012		2011
Net Cash Provided by (Used in) Operating Activities		$(61,919)		$(40,141)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$63,581		$46,133
Net Increase (Decrease) in Cash During the Period		$682		$(2,338)

As of September 30, 2012, we had $718 in cash, $1,036 in total current assets, $544,424 in total current liabilities and a working capital deficit of $543,388. As of December 31, 2011, we had a working capital deficit of $534,549.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $4,133,792 from our inception on November 26, 2004 to September 30, 2012 was funded primarily by such financing and loans, as well as other capital contributions.

From our inception on November 26, 2004 to September 30, 2012 we spent $494,535 on operating activities. During the nine months ended September 30, 2012 we spent $61,919 on operating activities, whereas we spent $40,141 on operating activities during the same period in fiscal 2011. The increase in our expenditures on operating activities during the nine months ended September 30, 2012 was primarily due to an increase in our net loss and decrease in accrued expenses.

From our inception on November 26, 2004 to September 30, 2012 we spent $710,118 on investing activities, which was primarily in the form of the purchase of fixed assets. We did not spend any money on investing activities during the nine months ended September 30, 2012 or 2011.

From our inception on November 26, 2004 to September 30, 2012 we received $1,206,235 from financing activities, which consisted of $274,103 in capital contribution, $30,000 in proceeds from issuance of common stock, and $997,970 in net proceeds from shareholder loans, less $24,994 in distributions to shareholders and $70,844 for repayment of a loan to a shareholder. During the nine months ended September 30, 2012 we received $63,581 from financing activities, which was in the form of proceeds from issuance of common stock and proceeds from shareholder loans, whereas we received $46,133 from financing activities during the same period in fiscal 2011, all of which was also in the form of proceeds from shareholder loans.

From our inception on November 26, 2004 to September 30, 2012 we also experienced a loss of $34,181 in connection with foreign exchange translation. During the nine months ended September 30, 2012 we lost $1,345 due to the effect of exchange rates, whereas we lost $12,022due to the same effect during the same period in fiscal 2011.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning October 2012) will be approximately $900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Going Concern

Our financial statements for the three and nine month periods ended September 30, 2012 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average cost method. Costs include direct material, direct labor and applicable manufacturing overhead. Market value is determined by reference to selling prices after the balance sheet date or to management's estimates based on prevailing market conditions. Management writes down the inventories to market value if market value is below cost. Management also regularly evaluates the composition of our company's inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

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

Comprehensive Income

The standard, "Reporting Comprehensive Income", codified with ASC 220, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our company's other comprehensive income arose from the effect of foreign currency translation adjustments.

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

Segment Information

The standard, "Disclosures about Segments of an Enterprise and Related Information", codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. Our company believes that it operates in one business segment (research, development, production, marketing and sales) and in one geographical segment (China), as all of our company's current operations are carried out in China.

Foreign Currency Translation

Our company's functional currency is Chinese Renminbi ("RMB") and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The consolidated financial statements of our company are translated into U.S. dollars in accordance with the standard, "Foreign Currency Translation", codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2012 and December 31, 2011, the cumulative translation adjustments of ($31,555) and ($30,735), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders' equity section of the balance sheet. For the nine months ended September 30, 2012 and 2011, other comprehensive income (loss) was ($1,345) and ($12,022), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of September 30, 2012 and December 31, 2011, our company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2857 and $1 to RMB6.3056, respectively. For the nine months ended September 30, 2012 and 2011, our company used the period's average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.3306 and $1 to RMB6.4967, respectively. Our company used historical rates for equity.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2012, our company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company's net loss.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard clarifies guidance on how to measure fair value and is largely consistent with existing fair value measurement principles. The ASU also expands existing disclosure requirements for fair value measurements and makes other amendments. For our company, this ASU is effective prospectively beginning January 1, 2012. The adoption of this standard did not have a material impact on our company's consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per share computation does not change. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In addition, the previous option to disclose reclassification adjustments in the notes to the financial statements is also eliminated, as reclassification adjustments will be required to be shown on the face of the statement under the new standard. For our company, this ASU is effective retrospectively beginning January 1, 2012. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on our company's consolidated results of operations or financial condition.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, which creates new disclosure requirements regarding the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements or similar agreements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. The ASU is effective January 1, 2013 with retrospective application required. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our company's results of operations or financial condition.

In December 2011, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update No. 2011-12 ("ASU 2011-12"), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact our financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For our company, this ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on our company’s consolidated results of operations or financial condition.

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

Item 2.              Unregistered Sales of Equity Securities

On August 6, 2012, we issued 30,000,000 shares of our common stock at a price of US$0.001 per share, to our president, Bing Xiao, pursuant to the closing of a private placement, for aggregate gross proceeds of US$30,000. The funds used for this share purchase were Mr. Xiao’s personal funds. Mr. Xiao’s 30,000,000 shares amount to approximately 30.8% of our company’s current issued and outstanding shares of common stock. We issued the shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

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

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2011)

(21)	Subsidiaries of the Registrant

Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002

Exhibit	Description
Number

101**	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

Chang-On International, Inc.

Date: November 19, 2012	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)