Form 10-K
period 2012-12-31
Chang-On International, Inc.
filed 2013-04-15
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 001-08397

CHANG-ON INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Utah	86-451-8269 5010
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

514 No. 18 Building, High New Technology Development,
Harbin, Heilongjiang Province, China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	86-451-82695010

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]    No [   ]

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
Yes [   ]    No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 29, 2012 was $80,230 based on a $0.0014 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
97,307,366 common shares as of April 3, 2013.

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Chang-On International, Inc., a Utah corporation, and our subsidiaries, Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong and Sino Health Management Limited, a limited liability company incorporated under the laws of Hong Kong, unless otherwise indicated.

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

Chang-On HK is a holding company with one asset: 61% of the share capital of Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a company incorporated under the laws of China. The remaining 39% of the share capital of Hongbo is owned by Guomin Li (29%), our former president, chief executive officer, chief financial officer, principal accounting officer and director, and Su Yu (10%), our former director. Hongbo was incorporated in November 2004, and until September 2006 it was entirely engaged in developing its technology and manufacturing facility. From September 2006 to December 2006 we completed our first sales, realizing $43,023 in revenue. Because our company has not yet produced significant revenues, it is still a development stage company for financial reporting purposes.

Our principal offices are located at 514 No. 18 Building, High New Technology Development, Harbin, Heilongjiang Province, China. Our fiscal year end is December 31. Our common stock is quoted on the OTC Bulletin Board under the symbol “CAON”.

Our Current Business

We are the majority owner of Hongbo through our wholly owned subsidiary, Chang-On HK. We manufacture construction materials from waste products (“SF material”) and have filed 11 Chinese patents to protect our proprietary products and production techniques. Our innovation in the construction materials industry have been recognized by both the Chinese government, which awarded Su Yu, our former director, the “Gold Medal for Industrial Innovation Contribution,” and by the industry itself, as demonstrated by the Gold Medal awarded to us at the Hong Kong International New Technology and Product Exposition.

Our business is the development and production of products utilizing SF material, which is a composite of waste plastic and coal ash. We currently obtain the waste plastic from six recycling facilities in Harbin and obtain the coal ash from the Harbin Power Station. Our company removes these two burdens from the environment and transforms them into a highly variable construction material, producing no pollution in the process, which means that we do not incur significant expenses relating to environmental regulation compliance. Since inception we have not experienced any shortage in the availability of these waste products and we do not anticipate that we will experience any shortages for the foreseeable future.

Products, Marketing and Competition

At present, our product line consists of wallboard used in building construction. We are also equipped to manufacture well covers using SF material. However, the limited nature of our product line is solely a function of a lack of capital resources. Our company currently possesses the know-how to transform SF material into plates, tubes or section bars. With the necessary funding, we intend to equip our manufacturing facility to produce replacements for medium-density fiberboard, steel molding board, a wide range of PVC products and plasticized steel bars. We can produce both acid-proof pipe and alkali-proof pipe from SF material – even corrosion resistant junction boxes.

Products made with SF material can be substituted, in whole or in part, for bricks, sand and cement in many construction applications. Our products, therefore, not only transform harmful pollutants into safe and usable products, but can replace traditional products, such as PVC-based pipes, the production of which is itself a source of pollution. Our competitive advantage comes from our proprietary, patent protected products and manufacturing process, the low cost of acquiring raw materials and the environmentally friendly nature of its construction materials.

Our factory has now been developed to the point where it is capable of producing approximately 1,430 tons of products from SF material per year. Bringing the facility up to full production would therefore yield annual revenues of approximately $900,000, based on a price of $625 per ton. We are actively engaged in negotiations with a number of large construction companies located near our plant in Harbin, China. Until we are able to fully utilize our manufacturing facility, we will be focused on completing the development of the factory and organizing our marketing program. When full production does commence, we anticipate that the following factors will help achieve profitability:

  The cost of raw materials, relative to the resale price of our products, is modest. We currently pay approximately $50 to $62 per ton to have waste plastic separated from other trash, and obtains coal ash free-of-charge. We pay less than $3 per ton to have the waste products transported to its plant. This is a very cost effective structure for manufacturing construction materials.
  Because of the low cost of production, our construction materials can be sold at prices substantially below the prices of the products they replace. For example, the quoted price for products made using SF material is now less than 50% of the prevailing price of those made using PVC. This disparity should provide us with the flexibility to increase prices without significantly hindering sales if our operations prove to be unprofitable.
  Our operations are viewed with favor by the Chinese government, which has become very conscious of the need to improve the country’s environmental condition.

Statistics available for the year 2000 indicate that 20 million tons of waste plastics and 200 million tons of coal ash were deposited in China in that year. The rapid expansion of the Chinese economy since 2000 has only increased these numbers. The government of China, like other governments worldwide, has focused its attention and resources on developing solutions to environmental problems, and our technology can make a significant contribution to the process of cleaning up China’s landfills and environment.

We intend to market our products on the basis of their environmental benefits as well as price. Because the raw materials we use are waste materials, we expect to be able to price its products at levels significantly below those of standard construction products. In addition, we intend to develop a reputation for quality through the implementation of strict controls that will allow the business to attain profitability when, and if, direct competition in similar environmentally-beneficial products emerges. In order to increase the marketability of our products, we obtained ISO 9001 compliance certification in 2006.

Intellectual Property

Our accumulation of patents should provide it with a significant competitive advantage in the future. Currently, we holds 11 separate Chinese patents for proprietary products and manufacturing processes, including patents for:

  solidified SF board;
  temperature controlling board;
  SF material well cover and base;
  pressing and injection method for the manufacture of SF material; and
  method of calculation while manufacturing combined materials.

To drive our technological advantage, we have implemented a program of providing advanced education for our employees that enables us to maintain the technological lead we have developed. To date, we have financed advanced technological education for several of our employees in Chinese universities. If and when we generate sufficient working capital, our plan is to send our employees abroad to obtain usable knowledge from the worldwide community.

Research and Development

We did not incur any expenses associated with research and development activities during our last two fiscal years. From our inception on November 26, 2004 to December 31, 2012 we spent $203,841 on research and development activities.

Employees

We currently have 6 employees, all of whom are employed on a full time basis.

Subsidiaries

Our wholly owned subsidiary is Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong on September 8, 2006. Chang-On HK, in turn, owns 61% of the share capital of Harbin Hongbo Environment Protection Material, Inc., a corporation organized under the laws of China in November 2004. The remaining 39% of the share capital of Hongbo is owned by Guomin Li (29%), our former president, chief executive officer, chief financial officer, principal accounting officer and director, and Su Yu (10%), our former director.

In January 2011, our company acquired 100% shares of Sino Health Management Limited, which was incorporated as a Hong Kong limited liability company on December 8, 2010.

Legislation and Government Regulation

The national, provincial and local governments in the China are highly bureaucratized. The day-to-day operations of our business require us to interact frequently with representatives of Chinese government institutions. The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting. Significant delays can result from the need to obtain governmental approvals, which can have an adverse effect on the profitability of our operations. In addition, compliance with regulatory requirements applicable to the handling and processing of waste materials may increase the cost of our operations, which could adversely affect our profitability. So far, the Chinese government has been very supportive of our technology and has provided us with a $100,000 grant.

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

Item 1A.        Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Related to Our Business

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

From inception to December 31, 2012, we have incurred aggregate net losses of $4,187,208. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core products, which themselves are subject to numerous risk factors as set forth below.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $900,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Our ability to market and sell our advertising services will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

  support our planned growth and carry out our business plan;
  hire top quality personnel for all areas of our business; and
  address competing technological and market developments.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Any additional equity financing may involve substantial dilution to our then existing shareholders. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful commercialization of our products. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop successful products or achieve commercial acceptance of our products or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we fail to effectively manage the growth of our company and the commercialization of our advertising services, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our products and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

Because we face intense competition from larger and better-established companies that have more resources than we do, we may be unable to implement our business plan or increase our revenues.

The market for our products is intensely competitive and highly fragmented. Many of these competitors may have longer operating histories, greater financial, technical and marketing resources, and enjoy existing name recognition and customer bases. New competitors may emerge and rapidly acquire significant market share. In addition, new services and technologies likely will increase the competitive pressures we face. Competitors may be able to respond more quickly to technological change, competitive pressures, or changes in consumer demand. As a result of their advantages, our competitors may be able to limit or curtail our ability to compete successfully.

In addition, many of our large competitors may offer customers a broader or superior range of services and technologies. Some of our competitors may conduct more extensive promotional activities and offer lower commercialization and licensing costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business. Our competitors may develop technologies superior to those that our company currently possess. In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, services, technologies and customer requirements. Such competition will potentially affect our chances of achieving profitability, and ultimately affect our ability to continue as a going concern.

Risks Related to Our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

We are authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B.        Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.          Properties

Our principal executive offices are located at 514 No. 18 Building, High New Technology Development, Harbin, Heilongjiang Province, China. Our production facility is located in leased premises at 8 Ha Ping Fu Road, in the Dongli District of Harbin. The production facility property is provided to us free of charge.

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

The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2012	$0.003	$0.0025
September 30, 2012	$0.003	$0.0014
June 30, 2012	$0.008	$0.0014
March 31, 2012	$0.02	$0.003
December 31, 2011	$0.015	$0.0026
September 30, 2011	$0.01	$0.002
June 30, 2011	$0.02	$0.0071
March 31, 2011	$0.04	$0.01
December 31, 2010	$0.0399	$0.01

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Island Stock Transfer Inc., Roosevelt Office Center, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760 (Telephone: (727) 289-0010; Facsimile: (727) 289-0069) is the registrar and transfer agent for our common shares.

On April 3, 2012, the shareholders' list showed 3,424 registered shareholders and 97,307,366 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as set forth below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2012.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2012.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2012 and 2011.

Our operating results for the years ended December 31, 2012 and 2011 are summarized as follows:

		Years Ended
		December 31,
		2012		2011
Net Sales	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil
Expenses		$110,580		$91,153
Net Loss		$(110,580)		$(91,153)

Expenses

Our total expenses for the years ended December 31, 2012 and December 31, 2011 are outlined in the table below:

		Year Ended
		December 31,
		2012	2011
Salaries		$18,888	$14,857
Water, electricity and gas		$19,017	$18,571
Other expenses	$	Nil	$1,246
Depreciation		$843	$2,221
Professional fees		$71,832	$54,258

Expenses for the year ended December 31, 2012, increased by 21% as compared to the comparative period in 2011 primarily as a result of increases in salaries and professional fees.

Revenue

We have not earned any revenues during the years ended December 31, 2012 and December 31, 2011.

Liquidity and Financial Condition

Working Capital
	At	At
	December 31,	December 31,	Increase/
	2012	2011	(Decrease)
Current Assets	$1,039	$353	$194%
Current Liabilities	$620,554	$534,902	$16%
Working Capital (deficit)	$(619,515)	$(534,549)	$16%

Cash Flows
		Year Ended		Year Ended
		December 31,		December 31,
		2012		2011
Net Cash Used in Operating Activities		$102,138		$74,492
Net Cash Used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$106,638		$87,937
Net Decrease in Cash During the Period		$682		$(3,888)

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2012, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have minimal revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations. We will be required to raise additional capital over the next twelve months to meet our ongoing expenses.

As of December 31, 2012, we had $718 in cash, $3,984 in total assets, $620,554 in total liabilities and a working capital deficit of $619,515. As of December 31, 2012, we had an accumulated deficit of $3,582,930.

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

Going Concern

As of December 31, 2012, our company has accumulated deficit of $3,582,930, has a working capital deficiency of $619,515 and has earned nominal revenues of $93,776 since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2012. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Segment Information

The standard, “Disclosures about Segments of an Enterprise and Related Information”, codified with ASC 280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. Our company believes that we operate in one business segment (research, development, production, marketing and sales) and in one geographical segment (China), as all of our company’s current operations are carried out in China.

Foreign Currencies Translation

Our company’s functional currency is Chinese currency Renminbi (“RMB”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The consolidated financial statements of our company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2012 and 2011, the cumulative translation adjustments of ($33,904) and ($30,735), respectively, were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2012 and 2011, other comprehensive loss was $5,195 and $17,137, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of December 31, 2012 and 2011, our company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2313 and $1 to RMB6.3056, respectively. For the years ended December 31, 2012 and 2011, our company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.3102 and $1 to RMB6.4615, respectively. Our company used historical rates for equity.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2012 and 2011, respectively, our company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For our company, this ASU is effective beginning January 1, 2013, and interim periods within those annual periods. The adoption of this standard is not expected to have an impact on our company’s financial results or disclosures.

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
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Chang-On International, Inc.
(A development stage company)

We have audited the accompanying consolidated balance sheets of Chang-On International, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2012, and for the period from November 26, 2004 (date of inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chang-On International, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, and for the period from November 26, 2004 (date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to consolidated financial statements, the Company has incurred accumulated deficit of $3,582,930 and $3,486,029 as of December 31, 2012 and 2011, respectively that include losses of $110,580 and $91,153 for the years ended December 31, 2012 and 2011, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA
Oakland Gardens, New York
March 27, 2013

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$718	$36
Prepaid and other receivables	321	317
Total Current Assets	1,039	353
Property, plant and equipment, net (Note 4)	2,945	3,754

Total Assets	$3,984	$4,107

LIABILITIES
Current Liabilities
Trade accounts payable	$762	$753
Accrued expenses	42,924	35,325
Deferred income-government grants (Note 5)	119,256	117,850
Due to shareholders (Note 6)	457,612	380,974
Total Current Liabilities	620,554	534,902
Total Liabilities	620,554	534,902
EQUITY(DEFICIT)
Chang-On International, Inc Stockholders' Equity(Deficit):
Common stock, par value $0.001, 100,000,000 shares authorized, 97,307,366 and 67,307,366 shares issued and outstanding on December 31, 2011 and 2010, respectively (Note 7)	97,307	67,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,582,930)	(3,486,029)
Accumulated other comprehensive loss	(33,904)	(30,735)
Total Chang-On International, Inc Stockholders' equity(deficit)	(451,568)	(381,498)
Noncontrolling interest	(165,002)	(149,297)

Total Equity(Deficit)	(616,570)	(530,795)

Total Liabilities and Equity(Deficit)	$3,984	$4,107

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			from November
			26, 2004
	For the Years Ended		(inception) to
	December 31,		December 31,
	2012	2011	2012
Net sales	$-	$-	$93,776
Cost of sales	-	-	(60,324)
Gross profit	-	-	33,452
Expenses
Salaries	18,888	14,857	170,268
Transportation	-	-	13,354
Office equipment	-	-	6,879
Water, electricity and gas	19,017	18,571	173,973
Other expenses	-	1,246	36,895
Advertisement	-	-	556
Rent expense	-	-	3,811
Depreciation	843	2,221	203,841
R & D expense	-	-	22,578
Repairs and maintenance	-	-	1,043
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	-	2,400,000
Professional fees	71,832	54,258	202,468
Fixed assets impairment	-	-	669,813
Intangibles writedown	-	-	241,639
Inventory obsolescence	-	-	107,484
Total Expenses	110,580	91,153	4,246,872
Total expenses and loss from operations	(110,580)	(91,153)	(4,213,420)
Other income	-	-	7,195

Loss before provision for income tax	(110,580)	(91,153)	(4,206,225)
Income tax provision	-	-	-
Net loss	(110,580)	(91,153)	(4,206,225)
Less: Net loss attributable to the noncontrolling interest	13,679	13,903	516,929
Net loss attributable to Chang-On International, Inc common stockholders	$(96,901)	(77,250)	$(3,689,296)
Net loss per share-basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding-basic and diluted	79,356,546	67,307,366

See Notes to Financial Statements.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

			For the Period
			from
			November 26,
			2004
	For the Years Ended		(inception) to
	December 31,		December 31,
	2012	2011	2012
Net loss	$(110,580)	$(91,153)	$(4,206,225)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(5,195)	(17,137)	(38,031)

Comprehensive loss	(115,775)	(108,290)	(4,244,256)
Comprehensive loss attributable to the noncontrolling interest	15,705	20,586	358,103
Comprehensive loss attributable to Chang-On International, Inc.	$(100,070)	$(87,704)	$(3,886,153)

See Notes to Financial Statements.

CHANG -ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

		Chang-On International, Inc. Stockholders
		Common Stock		Additional			Accumulated
		$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive	Noncontrolling
	Total	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interest
Balance December 31, 2010	$(422,505)	67,307,366	$67,307	$3,067,959	$(3,408,779)	$-	$(20,281)	$(128,711)
Net loss	(91,153)				(77,250)			(13,903)
Other comprehensive loss	(17,137)						(10,454)	(6,683)
Balance December 31, 2011	$(530,795)	67,307,366	$67,307	$3,067,959	$(3,486,029)	$-	$(30,735)	$(149,297)
Issuance of common stock	30,000	30,000,000	30,000
Net loss	(110,580)				(96,901)			(13,679)
Other comprehensive loss	(5,195)						(3,169)	(2,026)
Balance December 31, 2012	$(616,570)	97,307,366	$97,307	$3,067,959	$(3,582,930)	$-	$(33,904)	$(165,002)

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			from November
			26, 2004
	For the Years Ended		(inception) to
	December 31,		December 31,
	2012	2011	2012
Operating Activities:
Net loss	$(110,580)	$(91,153)	$(4,206,225)
Adjustments to reconcile net loss to net cash
used by operations
Depreciation (cost and expense)	843	2,221	213,303
Provision for obsolete inventories	-	-	107,484
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	669,813
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	-	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid and other receivables	-	-	(293)
(Increase)/decrease in inventory	-	-	(107,151)
Increase/(decrease) in accounts payable	-	-	695
Increase/(decrease) in accrued expenses	7,599	9,144	42,924
Increase/(decrease) in deferred income-government grants	-	5,296	110,787
Net cash used in operating activities	(102,138)	(74,492)	(534,754)
Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repayment of loan from shareholders	-	-	24,659
Net cash used in investing activities	-	-	(710,118)
Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from issuance of common stock	30,000	-	30,000
Proceeds from shareholder loans	76,638	87,937	1,041,027
Repayment of loan to shareholders	-	-	(70,844)
Net cash provided by financing activities	106,638	87,937	1,249,292
Effect of exchange rate changes on cash	(3,818)	(17,333)	(3,702)
Increase(decrease) in cash	682	(3,888)	718
Cash at beginning of period	36	3,924	-
Cash at end of period	$718	$36	$718
Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$359,357

See Notes to Financial Statements.

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,582,930 and $3,486,029 at December 31, 2012 and 2011, respectively, that include losses of $110,580 and $91,153 for the years ended December 31, 2012 and 2011, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2012, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2012 and 2011, the cumulative translation adjustments of ($33,904) and ($30,735), respectively, were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2012 and 2011, other comprehensive loss was $5,195 and $17,137, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of December 31, 2012 and 2011, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2313 and $1 to RMB6.3056, respectively. For the years ended December 31, 2012 and 2011, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.3102 and $1 to RMB6.4615, respectively. The Company used historical rates for equity.

•     Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2012 and 2011, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For the Company, this ASU is effective beginning January 1, 2013, and interim periods within those annual periods. The adoption of this standard is not expected to have an impact on the Company’s financial results or disclosures.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Note 4 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	December 31,	December 31,
	2012	2011

Office Equipment	$8,404	$8,305
Vehicle	7,543	7,454
	15,947	15,759
Less: Accumulated Depreciation	(13,002)	(12,005)
	$2,945	$3,754

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Office Equipment	20%
Vehicle	10%

The depreciation was $843 and $2,221, including cost and operating expense, for the years ended December 31, 2012 and 2011, respectively.

Note 5 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the years ended December 31, 2012 or 2011. As of December 31 2012 and 2011, government grants of $119,256 and $117,850 were recorded as deferred income, respectively.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	December 31,	December 31,
	2012	2011
Li, Yukun	$27,282	$26,960
Li, Guomin	338,514	300,828
Zhou, Qingwei	1,923	1,923
Xiao, Bing	89,893	51,263
	$457,612	$380,974

Guomin Li has been a shareholder of Hongbo since November 2006. Guomin Li was also the Company’s President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director before February 22, 2010. Qingwei Zhou has been a shareholder of Chang-On since September 2006. Under the Agreement for the Share Exchange on December 29, 2006, Guomin Li and Qingwei Zhou acquired 17,400,000 and 36,600,000 shares of the Company, respectively.

On February 22, 2010, Guomin Li sold 10,000,000 shares of the Company to Bing Xiao who also took over Guomin Li’s positions as the Company’s President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director.

Note 7 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307, 366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation. On August 6, 2012, the Company issued 30,000,000 shares of our common stock at a price of US$0.001 per share, to its president, Bing Xiao, pursuant to the closing of a private placement, for aggregate gross proceeds of US$30,000. The Company had a total of 97,307,366 shares issued and outstanding as of December 31, 2012.

Note 8 - INCOME TAX

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

Due to the Company’s net loss, there was no provision for income taxes. The Company’s effective tax rate for the years ended December 31, 2012 and 2011 was 0% and 0% due to the net loss position in both years.

The Company’s taxes were subject to a full valuation allowance as follows:

	For the Year Ended	For the Year Ended
	December 31, 2012	December 31, 2011

Computed tax benefit at statutory rate	$(27,645)	$(22,788)

Change in valuation allowance	27,645	22,788

Income tax expense (benefit)	$-	$-

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

The Company has no United States corporate income tax liability as of December 31, 2012 and 2011.

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the year ended December 31, 2012 and 2011.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, we determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2.

We did not implement appropriate information technology controls – As of December 31, 2012, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Yichien Yeh, CPA’s, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2012.

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

Changes in Internal Control

During the fiscal year ended December 31, 2012 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Bing Xiao	President, Chief Executive Officer, Chief Financial Officer and Director	68	February 22, 2010
Ming Zhao	Director	36	October 28, 2010
Chao Lin	Director	51	October 28, 2010

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

Bing Xiao - President, Chief Executive Officer, Chief Financial Officer and Director

Bing Xiao was appointed as our president, chief executive officer, chief financial officer and director on February 22, 2010. Mr. Xiao is the current president of Sichuan Deyang Xiao Bing Health Science Career Training School, a role he has occupied since founding the organization in 2006. He has been the chairman of Chendu Xiao Bing Investment Management Co. since 2003, the same year in which he was granted a patent from the State Intellectual Property Office of China for his invention of a green food. In 2001, Mr. Xiao founded the Institute of Sichuan Deyang Xiao Bing Biotechnology, and he has acted as its president ever since.

Mr. Xiao has accumulated over twenty years of experience in the biotechnology industry. He graduated from Chongqing Normal University in 1988.

Ming Zhao – Director

Ming Zhao was appointed as a director of our company on October 28, 2010. From 2001 to 2005, Ming Zhao was employed with The Sixth People’s Hospital of Chengdu in Sichuan Province, China. Since 2005, he has been employed with Xiaobing Biotechnology Research Institution of Deyang in Sichuan Province, China, as a researcher and engages in the research of human health. Since March of 2010, Mr. Zhao serves as head of life nurturing department of Xiaobing Life Nurturing and Technology School of Deyang, Sichuan Province, China. Mr. Zhao concentrates on the research of traditional Chinese medical massage and the human gene. He also engages in the digital administration and long-range education of the school. Mr. Zhao is 37 years old and currently resides in Deyang, Sichuan Province, China.

Chao Lin – Director

Chao Lin was appointed as a director of our company on October 28, 2010. From 2001 to 2005, Chao Lin was employed with Deyang TV station as a journalist. Since 2005, he has been employed with Xiaobing Biotechnology Research Institution of Deyang in Sichuan Province, China. Currently, he is a deputy director and engages in the administration aspect of the institution. Since January of 2010, Mr. Lin serves as a vice president of the Xiaobing Life Nurturing and Technology School of Deyang in Sichuan Province, China. Mr. Lin focuses on the research of policy atmosphere, rural issues, new country-side construction, new farmer education and business management. Mr. Lin is 40 years old and currently resides in Deyang, Sichuan Province, China.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Xiao Bing (1)	1	1	0

(1)    the insider was late filing a Form 4, Statement of Beneficial Ownership.

Code of Ethics

Effective March 11, 2011, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's principal executive officer and our principal financial and accounting officer, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Annual Report on Form 10-K on March 31, 2011. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Chang-On International, Inc. at 514 No. 18 Building, High New Technology Development, Harbin, Heilongjian Province, China.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2012 and 2011; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Bing Xiao(1) President, Chief Executive Officer, Chief Financial Officer and Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Xiao was appointed the president, chief executive officer, chief financial officer and a director of our company on February 22, 2010.

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

2011 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2012.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2012 there were no options exercised by our named officers.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 3, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Bing Xiao 514 No. 18 Building High New Technology Development Harbin, Heilongjian Province, China	40,000,000 Common Shares	41.11%
Ming Zhao 514 No. 18 Building High New Technology Development Harbin, Heilongjian Province, China	Nil	0%
Chao Lin 514 No. 18 Building High New Technology Development Harbin, Heilongjian Province, China	Nil	0%
Directors and Executive Officers as a Group(1)	40,000,000 Common Shares	41.11%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 3, 2013. As of April 3, 2013 there were 97,307,366 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with three directors, consisting of Bing Xiao, Ming Zhao and Chao Lin.

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

Item 14.        Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2012 and for fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	December 31, 2012	December 31, 2011
Audit Fees	31,000	$31,000
Audit Related Fees	Nil	$ Nil
Tax Fees	Nil	$ Nil
All Other Fees	Nil	$ Nil
Total	Nil	$ Nil

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

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2011).

(21)	Subsidiaries of the Registrant

21.1

Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong Sino Health Management Limited, a limited liability company incorporated under the laws of Hong Kong

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(101)**	Interactive Data File (Form 10-K for the year ended December 31, 2012 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

CHANG-ON INTERNATIONAL, INC.
(Registrant)

Dated: April 15, 2013	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2013	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: April 15, 2013	/s/ Ming Zhao
Ming Zhao
Director

Dated: April 15, 2013	/s/ Chao Lin
Chao Lin
Director