Form 10-Q
period 2013-03-31
Chang-On International, Inc.
filed 2013-05-20
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
97,307,366 common shares issued and outstanding as of May 20, 2013.

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements

The unaudited interim consolidated financial statements of Chang-On International, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company )
FINANCIAL STATEMENTS

MARCH 31, 2013

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$719	$718
Prepaid and other receivables	322	321
Total Current Assets	1,041	1,039
Property, plant and equipment, net (Note 4)	2,776	2,945

Total Assets	$3,817	$3,984

LIABILITIES
Current Liabilities
Trade accounts payable	$765	$762
Accrued expenses	40,302	42,924
Deferred income-government grants (Note 5)	119,711	119,256
Due to shareholders (Note 6)	472,693	457,612
Total Current Liabilities	633,471	620,554
Total Liabilities	633,471	620,554
EQUITY(DEFICIT)
Chang-On International, Inc Stockholders' Equity(Deficit):
Common stock, par value $0.001, authorized 100,000,000 shares, issued and outstanding 97,307,366 shares (Note 7)	97,307	97,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,592,755)	(3,582,930)
Accumulated comprehensive income	(34,932)	(33,904)
Total Chang-On International, Inc Stockholders' equity(deficit)	(462,421)	(451,568)
Noncontrolling interest	(167,233)	(165,002)

Total Equity(Deficit)	(629,654)	(616,570)

Total Liabilities and Equity(Deficit)	$3,817	$3,984

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the Period
			November 26,
			2004 (inception)
			to March 31,
	For the Three Months Ended
	March 31,
	2013	2012	2013
Net sales	$-	$-	$93,776
Cost of sales	-	-	(60,324)
Gross profit	-	-	33,452
Expenses
Salaries	3,855	3,805	174,123
Transportation	-	-	13,354
Office equipment	-	-	6,879
Water, electricity and gas	-	-	173,973
Other expenses	-	-	36,895
Advertisement	-	-	556
Rent expense	-	-	3,811
Depreciation	179	312	204,020
R & D expense	-	-	22,578
Repairs and maintenance	-	-	1,043
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	-	2,400,000
Professional fees	7,365	8,244	209,833
Fixed assets impairment	-	-	669,813
Intangibles writedown	-	-	241,639
Inventory obsolescence	-	-	107,484
Total Expenses	11,399	12,361	4,258,271
Other income	-	-	7,195

Loss before provision for income tax	(11,399)	(12,361)	(4,217,624)
Income tax provision	-	-	-
Net loss	(11,399)	(12,361)	(4,217,624)
Less: Net loss attributable to the noncontrolling interest	1,574	1,606	518,503
Net loss attributable to Chang-On International, Inc. common Stockholders	$(9,825)	(10,755)	$(3,699,121)
Net loss per share-basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding-basic and diluted	97,307,366	67,307,366

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Period
			November 26,
			2004 (inception)
	March 31,		to March 31,
	2013	2012	2013
Net loss	$(11,399)	$(12,361)	$(4,217,624)
Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(1,685)	(617)	(39,716)

Comprehensive loss	(13,084)	(12,978)	(4,257,340)
Comprehensive loss attributable to the noncontrolling interest	2,231	1,846	360,334
Comprehensive loss attributable to Chang-On International, Inc.	$(10,853)	$(11,132)	$(3,897,006)

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		For the Period
			November 26,
			2004 (inception)
	March 31,		to March 31,
	2013	2012	2013
Operating Activities:
Net loss	$(11,399)	$(12,361)	$(4,217,624)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	179	312	213,482
Provision for obsolete inventories	-	-	107,484
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	669,813
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	-	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid and other receivables	-	-	(293)
(Increase)/decrease in inventory	-	-	(107,151)
Increase/(decrease) in accounts payable	-	-	695
Increase/(decrease) in accrued expenses	(2,622)	(22,246)	40,302
Increase/(decrease) in deferred income-government grants	-	-	110,787
Net cash used by operating activities	(13,842)	(34,295)	(548,596)
Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repay of loan from shareholders	-	-	24,659
Net cash used in investing activities	-	-	(710,118)
Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from issuance of common stock	-		30,000
Proceeds from shareholder loans	15,081	34,735	1,056,108
Repayment of loan to shareholders	-	-	(70,844)
Net cash provided by financing activities	15,081	34,735	1,264,373
Effect of exchange rate changes on cash	(1,238)	(440)	(4,940)
Increase(decrease) in cash	1	-	719
Cash at beginning of period	718	36	-
Cash at end of period	$719	$36	$719
Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$359,357

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,592,755 at March 31, 2013 that includes losses of $11,399 for the three months ended March 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 2013, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•     Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars.

These consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Annual Report on Form 10-K of the Company filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2013. Interim results are not necessarily indicative of the results for the full year.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2013 and December 31, 2012, the cumulative translation adjustments of ($34,932) and ($33,904), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2013 and 2012, other comprehensive income (loss) was ($1,685) and ($617), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of March 31, 2013 and December 31, 2012, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2076 and $1 to RMB6.2313, respectively. For the three months ended March 31, 2013 and 2012, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.2252 and $1 to RMB6.3085, respectively. The Company used historical rates for equity.

•     Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2013, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. For the Company, this ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU would impact the Company’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	March 31,	December 31,
	2013	2012

Office Equipment	$8,436	$8,404
Vehicle	7,571	7,543
	16,007	15,947
Less: Accumulated Depreciation	(13,231)	(13,002)
	$2,776	$2,945

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $179 and $312, including cost and operating expense, for the three months ended March 31, 2013 and 2012, respectively.

Note 5 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the three months ended March 31, 2013 or 2012. As of March 31, 2013, government grants of $119,711 were recorded as deferred income.

Note 6 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	March 31,	December 31,
	2013	2012
Yukun Li	$27,386	$27,282
Guomin Li	343,491	338,514
Qingwei Zhou	1,923	1,923
Bing Xiao	99,893	89,893
	$472,693	$457,612

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

Note 7 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307, 366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation. On August 6, 2012, the Company issued 30,000,000 shares of our common stock at a price of US$0.001 per share, to its president, Bing Xiao, pursuant to the closing of a private placement, for aggregate gross proceeds of US$30,000. The Company had a total of 97,307,366 shares issued and outstanding as of March 31, 2013.

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the three months ended March 31, 2013 and 2012.

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

Results of Operations

Revenues

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended March 31, 2013 and 2012.

Our operating results for the three months ended March 31, 2013 and 2012 are summarized as follows:

		Three Months Ended
		March 31,
		2013		2012
Net Sales	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil
Expenses		$11,399		$12,361
Net Loss		$(11,399)		$(12,361)

Expenses

Our total expenses for the three month periods ended March 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended
	March 31,
	2013	2012
Salaries	$3,855	$3,805
Depreciation	$179	$312
Professional fees	$7,365	$8,244

Expenses for the three month period ended March 31, 2013, decreased by 7.78% as compared to the comparative period in 2012 primarily as a result of decreases in depreciation and professional fees.

Revenue

We have earned revenues of $Nil and $Nil, respectively, for the three month periods ended March 31, 2013 and 2012. Our sales have remained unchanged for the three month periods ended March 31, 2013 and 2012.

Liquidity and Capital Resources

Working Capital

	At	At
	March 31,	December 31,	Increase/
	2013	2012	Decrease
Current Assets	$1,041	$1,039	$0.19%
Current Liabilities	$633,471	$620,554	$2.08%
Working Capital (deficit)	$(632,430)	$(619,515)	$2.08%

Cash Flows

		Three Months		Three Months
		Ended		Ended
		March 31,		March 31,
		2013		2012
Net Cash Provided by (Used in) Operating Activities		$(13,842)		$(34,295)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$15,081		$34,735
Net Increase (Decrease) in Cash During the Period		$1	$	Nil

As of March 31, 2013, we had $719 in cash, $1,041 in total current assets, $633,471 in total current liabilities and a working capital deficit of $632,430. As of December 31, 2012, we had a working capital deficit of $619,515.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $4,217,624from our inception on November 26, 2004 to March 31, 2013 was funded primarily by such financing and loans, as well as other capital contributions.

From our inception on November 26, 2004 to March 31, 2013 we spent $548,596 on operating activities. During the three months ended March 31, 2013 we spent $13,842 on operating activities, whereas we spent $34,295 on operating activities during the same period in fiscal 2012. The decrease in our expenditures on operating activities during the three months ended March 31, 2013 was primarily due to a decrease in accrued expenses.

From our inception on November 26, 2004 to March 31, 2013 we spent $710,118 on investing activities, which was primarily in the form of the purchase of fixed assets. We did not spend any money on investing activities during the three months ended March 31, 2013 or 2012.

From our inception on November 26, 2004 to March 31, 2013 we received $1,264,373 from financing activities, which consisted of $274,103 in capital contribution, $30,000 in proceeds from issuance of common stock, and $1,056,108 in net proceeds from shareholder loans, less $24,994 in distributions to shareholders and $70,844 for repayment of a loan to a shareholder. During the three months ended March 31, 2013 we received $15,081 from financing activities, which was in the form of proceeds from shareholder loans, whereas we received $34,735 from financing activities during the same period in fiscal 2012, all of which was also in the form of proceeds from shareholder loans.

From our inception on November 26, 2004 to March 31, 2013 we also experienced a loss of $39,716 in connection with foreign exchange translation. During the three months ended March 31, 2013 we lost $1,685 due to the effect of exchange rates, whereas we lost $617 due to the same effect during the same period in fiscal 2012.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning April 2013) will be approximately $900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Going Concern

Our financial statements for the three month period ended March 31, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of our company for the year ended December 31, 2012 and notes thereto contained in the Annual Report on Form 10-K of our company filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2013. Interim results are not necessarily indicative of the results for the full year.

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

The consolidated financial statements of our company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2013 and December 31, 2012, the cumulative translation adjustments of ($34,932) and ($33,904), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2013 and 2012, other comprehensive income (loss) was ($1,685) and ($617), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of March 31, 2013 and December 31, 2012, our company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2076 and $1 to RMB6.2313, respectively. For the three months ended March 31, 2013 and 2012, our company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.2252 and $1 to RMB6.3085, respectively. Our company used historical rates for equity.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2013, our company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

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

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. For our company, this ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU would impact our company’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above

Our company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

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

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2011)

(21)	Subsidiaries of the Registrant

Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

Chang-On International, Inc.

Date: May 20, 2013	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)