Form 10-Q
period 2013-06-30
Chang-On International, Inc.
filed 2013-08-19
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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

97,307,366 common shares issued and outstanding as of August 15, 2013.

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements

The unaudited interim consolidated financial statements of Chang-On International, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company )
CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$719	$718
Prepaid and other receivables	326	321
Total Current Assets	1,045	1,039
Property, plant and equipment, net (Note 4)	2,626	2,945

Total Assets	$3,671	$3,984
LIABILITIES
Current Liabilities
Trade accounts payable	$774	$762
Accrued expenses	42,102	42,924
Deferred income-government grants (Note 5)	121,084	119,256
Due to shareholders (Note 6)	485,679	457,612
Total Current Liabilities	649,639	620,554
Total Liabilities	649,639	620,554
EQUITY(DEFICIT)
Chang-On International, Inc Stockholders' Equity(Deficit):
Common stock, par value $0.001, authorized 100,000,000 shares, issue and outstanding 97,307,366 shares (Note 7)	97,307	97,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,602,370)	(3,582,930)
Accumulated comprehensive income	(38,048)	(33,904)
Total Chang-On International, Inc Stockholders' equity(deficit)	(475,152)	(451,568)
Noncontrolling interest	(170,816)	(165,002)

Total Equity(Deficit)	(645,968)	(616,570)

Total Liabilities and Equity(Deficit)	$3,671	$3,984

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the Period
					from November
					26, 2004
	For the Three Months Ended		For the Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013
Net sales	$-	$-	$-	$-	$93,776
Cost of sales	-	-	-	-	(60,324)
Gross profit	-	-	-	-	33,452
Expenses
Salaries	3,899	3,793	7,754	7,598	178,022
Transportation	-	-	-	-	13,354
Office equipment	-	-	-	-	6,879
Water, electricity and gas	-	-	-	-	173,973
Other expenses	-	-	-	-	36,895
Advertisement	-	-	-	-	556
Rent expense	-	-	-	-	3,811

Depreciation	182	177	361	489	204,202
R & D expense	-	-	-	-	22,578
Repairs and maintenance	-	-	-	-	1,043
Gain on disposal of fixed assets	-	-	-	-	(7,730)
Stock compensation	-	-	-	-	2,400,000
Professional fees	7,125	6,800	14,490	15,044	216,958
Fixed assets impairment	-	-	-	-	669,813
Intangibles writedown	-	-	-	-	241,639
Inventory obsolescence	-	-	-	-	107,484
Total Expenses	11,206	10,770	22,605	23,131	4,269,477
Total expenses and loss from operations	(11,206)	(10,770)	(22,605)	(23,131)	(4,236,025)
Other income	-	-	-	-	7,195

Loss before provision for income tax	(11,206)	(10,770)	(22,605)	(23,131)	(4,228,830)
Income tax provision	-	-	-	-	-

Net loss	(11,206)	(10,770)	(22,605)	(23,131)	(4,228,830)
Less: Net loss attributable to the noncontrolling interest	1,591	1,689	3,165	3,295	520,094
Net loss attributable to Chang-On International, Inc. common stockholders	$(9,615)	$(9,081)	$(19,440)	(19,836)	$(3,708,736)
Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding-basic and diluted	97,307,366	67,307,366	97,307,366	67,307,366

See Notes to Financial Statements.

CHANG -ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

					For the Period
					from November
					26, 2004
	For the Three Months Ended		For the Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Net loss	$(11,206)	$(10,770)	$(22,605)	$(23,131)	$(4,228,830)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(5,108)	3,768	(6,793)	3,151	(44,824)

Comprehensive loss	(16,314)	(7,002)	(29,398)	(19,980)	(4,273,654)
Comprehensive loss attributable to the non-controlling interest	3,583	79	5,814	1,925	363,917

Comprehensive loss attributable to Chang-On International, Inc.	$(12,731)	$(6,923)	$(23,584)	$(18,055)	$(3,909,737)

See Notes to Financial Statements.

CHANG -ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

		Chang-On International, Inc. Stockholders
		Common Stock		Additional			Accumulated
		$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive	Non-controlling
	Total	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interest
Balance December 31, 2010	$(422,505)	67,307,366	$67,307	$3,067,959	$(3,408,779)	$-	$(20,281)	$(128,711)
Net loss	(91,153)				(77,250)			(13,903)
Other comprehensive loss	(17,137)						(10,454)	(6,683)
Balance December 31, 2011	$(530,795)	67,307,366	$67,307	$3,067,959	$(3,486,029)	$-	$(30,735)	$(149,297)
Issuance of common stock	30,000	30,000,000	30,000
Net loss	(110,580)				(96,901)			(13,679)
Other comprehensive loss	(5,195)						(3,169)	(2,026)
Balance December 31, 2012	$(616,570)	97,307,366	$97,307	$3,067,959	$(3,582,930)	$-	$(33,904)	$(165,002)
Net loss	(22,605)				(19,440)			(3,165)
Other comprehensive loss	(6,793)						(4,144)	(2,649)
Balance June 30, 2013	$(645,968)	97,307,366	$97,307	$3,067,959	$(3,602,370)	$-	$(38,048)	$(170,816)

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
			from November
			26, 2004
	For the Six Months Ended		(inception) to June
	June 30,		30,
	2013	2012	2013
Operating Activities:
Net loss	$(22,605)	$(23,131)	$(4,228,830)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	361	489	213,664
Provision for obsolete inventories	-	-	107,484
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	669,813
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	-	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid and other receivables	-	-	(293)
(Increase)/decrease in inventory	-	-	(107,151)
Increase/(decrease) in accounts payable	-	-	695
Increase/(decrease) in accrued expenses	(822)	(24,220)	42,102
Increase/(decrease) in deferred income-government grants	-	-	110,787
Net cash used in operating activities	(23,066)	(46,862)	(557,820)
Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repayment of loan from shareholders	-	-	24,659
Net cash used in investing activities	-	-	(710,118)
Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from issuance of common stock	-		30,000
Proceeds from shareholder loans	28,067	44,607	1,069,094
Repayment of loan to shareholders	-	-	(70,844)
Net cash provided by financing activities	28,067	44,607	1,277,359
Effect of exchange rate changes on cash	(5,000)	2,255	(8,702)
Increase(decrease) in cash	1	-	719
Cash at beginning of period	718	36	-
Cash at end of period	$719	$36	$719
Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$359,357

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,602,370 at June 30, 2013 that includes losses of $22,605 for the six months ended June 30, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At June 30, 2013, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2013 and December 31, 2012, the cumulative translation adjustments of ($38,048) and ($33,904), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the six months ended June 30, 2013 and 2012, other comprehensive income (loss) was ($6,793) and $3,151, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of June 30, 2013 and December 31, 2012, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.1372 and $1 to RMB6.2313, respectively. For the six months ended June 30, 2013 and 2012, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.1903 and $1 to RMB6.3175, respectively. The Company used historical rates for equity.

•       Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2013, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	June 30,	December 31,
	2013	2012

Office Equipment	$8,533	$8,404
Vehicle	7,658	7,543
	16,191	15,947
Less: Accumulated Depreciation	(13,565)	(13,002)
	$2,626	$2,945

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $361 and $489, including cost and operating expense, for the six months ended June 30, 2013 and 2012, respectively.

Note 5 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the six months ended June 30, 2013 or 2012. As of June 30, 2013, government grants of $121,084 were recorded as deferred income.

Note 6 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	June 30,	December 31,
	2013	2012
Yukun Li	$27,700	$27,282
Guomin Li	350,789	338,514
Qingwei Zhou	1,923	1,923
Bing Xiao	105,258	89,893
	$485,679	$457,612

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307, 366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation. On August 6, 2012, the Company issued 30,000,000 shares of our common stock at a price of US$0.001 per share, to its president, Bing Xiao, pursuant to the closing of a private placement, for aggregate gross proceeds of US$30,000. The Company had a total of 97,307,366 shares issued and outstanding as of June 30, 2013.

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

NOTE 9 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the six months ended June 30, 2013 and 2012.

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

Results of Operations

Revenues

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended June 30, 2013 and 2012.

Our operating results for the three and six months ended June 30, 2013 and 2012 are summarized as follows:

		Three Months Ended				Six Months Ended
		June 30,				June 30,
		2013		2012		2013		2012
Net Sales	$	Nil	$	Nil	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		$11,206		$10,770		$22,605		$23,131
Net Loss		$(11,206)		$(10,770)		$(22,605)		$(23,131)

Expenses

Our total expenses for the three and six month periods ended June 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended		Six Months Ended
	March 31,		June 30,
	2013	2012	2013	2012
Salaries	$3,899	$3,793	$7,754	$7,598
Depreciation	$182	$177	$361	$489
Professional fees	$7,125	$6,800	$14,490	$15,044

Expenses for the three month period ended June 30, 2013, increased by 4.05% as compared to the comparative period in 2012 primarily as a result of increases in salaries, and professional fees. Expenses for the six month period ended June 30, 2013, decreased by 2.27% as compared to the comparative period in 2012 primarily as a result of a decrease in professional fees.

Revenue

We have earned revenues of $Nil and $Nil, respectively, for the three month periods ended June 30, 2013 and 2012 and revenues of $Nil and $Nil, respectively, for the six month periods ended June 30, 2013 and 2012. Our sales have remained unchanged for the three and six month periods ended June 30, 2013 and 2012.

Liquidity and Capital Resources

Working Capital

	At	At
	June 30,	December 31,	Increase/
	2013	2012	Decrease
Current Assets	$1,045	$1,039	$0.58%
Current Liabilities	$649,639	$620,554	$4.69%
Working Capital (deficit)	$(648,594)	$(619,515)	$4.69%

Cash Flows

		Six Months		Six Months
		Ended		Ended
		June 30,		June 30,
		2013		2012
Net Cash Provided by (Used in) Operating Activities		$(23,066)		$(46,862)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$28,067		$44,607
Net Increase (Decrease) in Cash During the Period		$1	$	Nil

As of June 30, 2013, we had $719 in cash, $1,045 in total current assets, $649,639 in total current liabilities and a working capital deficit of $648,594. As of December 31, 2012, we had a working capital deficit of $619,515.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $4,228,830 from our inception on November 26, 2004 to June 30, 2013 was funded primarily by such financing and loans, as well as other capital contributions.

From our inception on November 26, 2004 to June 30, 2013 we spent $557,820 on operating activities. During the six months ended June 30, 2013 we spent $23,066 on operating activities, whereas we spent $46,862 on operating activities during the same period in fiscal 2012. The decrease in our expenditures on operating activities during the six months ended June 30, 2013 was primarily due to a decrease in accrued expenses.

From our inception on November 26, 2004 to June 30, 2013 we spent $710,118 on investing activities, which was primarily in the form of the purchase of fixed assets. We did not spend any money on investing activities during the six months ended June 30, 2013 or 2012.

From our inception on November 26, 2004 to June 30, 2013 we received $1,277,359 from financing activities, which consisted of $274,103 in capital contribution, $30,000 in proceeds from issuance of common stock, and $1,069,094 in net proceeds from shareholder loans, less $24,994 in distributions to shareholders and $70,844 for repayment of a loan to a shareholder. During the six months ended June 30, 2013 we received $28,067 from financing activities, which was in the form of proceeds from shareholder loans, whereas we received $44,607 from financing activities during the same period in fiscal 2012, all of which was also in the form of proceeds from shareholder loans.

From our inception on November 26, 2004 to June 30, 2013 we also experienced a loss of $44,824 in connection with foreign exchange translation. During the six months ended June 30, 2013 we lost $6,793 due to the effect of exchange rates, whereas we had a gain of $3,151 in foreign currency translation during the same period in fiscal 2012.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning July 2013) will be approximately $900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Going Concern

Our financial statements for the three and six month periods ended June 30, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The consolidated financial statements of our company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2013 and December 31, 2012, the cumulative translation adjustments of ($38,048) and ($33,904), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the six months ended June 30, 2013 and 2012, other comprehensive income (loss) was ($6,793) and $3,151, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of June 30, 2013 and December 31, 2012, our company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.1372 and $1 to RMB6.2313, respectively. For the six months ended June 30, 2013 and 2012, our company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.1903 and $1 to RMB6.3175, respectively. Our company used historical rates for equity.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2013, our company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

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

Chang-On International, Inc.

Date: August 19, 2013	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)