Form 10-Q
period 2013-09-30
Chang-On International, Inc.
filed 2013-11-19
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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
[ ] YES [X] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 97,307,366 common shares issued and outstanding as of November 12, 2013.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of Chang-On International, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company )
CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$719	$718
Prepaid and other receivables	327	321
Total Current Assets	1,046	1,039
Property, plant and equipment, net (Note 4)	2,451	2,945

Total Assets	$3,497	$3,984
LIABILITIES
Current Liabilities
Trade accounts payable	$776	$762
Accrued expenses	44,091	42,924
Deferred income-government grants (Note 5)	121,403	119,256
Due to shareholders (Note 6)	495,596	457,612
Total Current Liabilities	661,866	620,554
Total Liabilities	661,866	620,554
Commitments & Contingencies (Note 8)
EQUITY(DEFICIT)
Chang-On International, Inc Stockholders' Equity(Deficit):
Common stock, par value $0.001, authorized 100,000,000 shares, issue and outstanding 67,307,366 shares (Note 7)	97,307	97,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,611,978)	(3,582,930)
Accumulated comprehensive income	(38,777)	(33,904)
Total Chang-On International, Inc Stockholders' equity(deficit)	(485,489)	(451,568)
Noncontrolling interest	(172,881)	(165,002)

Total Equity(Deficit)	(658,370)	(616,570)

Total Liabilities and Equity(Deficit)	$3,496	$3,984

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended		For the Period
					from November
					26, 2004
					(inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
Net sales	$-	$-	$-	$-	$93,776
Cost of sales	-	-	-	-	(60,324)
Gross profit	-	-	-	-	33,452
Expenses
Salaries	3,917	7,275	11,671	14,873	181,939
Transportation	-	-	-	-	13,354
Office equipment	-	-	-	-	6,879
Water, electricity and gas	-	-	-	-	173,973
Other expenses	-	175	-	175	36,895
Advertisement	-	-	-	-	556
Rent expense	-	-	-	-	3,811
Depreciation	182	175	543	664	204,384
R & D expense	-	-	-	-	22,578
Repairs and maintenance	-	-	-	-	1,043
Gain on disposal of fixed assets	-	-	-	-	(7,730)
Stock compensation	-	-	-	-	2,400,000
Professional fees	7,107	7,391	21,597	22,435	224,065
Fixed assets impairment	-	-	-	-	669,813
Intangibles writedown	-	-	-	-	241,639
Inventory obsolescence	-	-	-	-	107,484
Total Expenses	11,206	15,016	33,811	38,147	4,280,683
Total expenses and loss from operations	(11,206)	(15,016)	(33,811)	(38,147)	(4,247,231)
Other income	-	-	-	-	7,195

Loss before provision for income tax	(11,206)	(15,016)	(33,811)	(38,147)	(4,240,036)
Income tax provision	-	-	-	-	-
Net loss	(11,206)	(15,016)	(33,811)	(38,147)	(4,240,036)
Less: Net loss attributable to the noncontrolling interest	1,599	1,400	4,764	4,695	521,693
Net loss attributable to Chang-On International, Inc common stockholders	$(9,607)	$(13,616)	$(29,047)	(33,452)	$(3,718,343)
Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding-basic and diluted	97,307,366	85,242,149	97,307,366	73,329,264

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

					For the Period
	For the Three Months Ended		For the Nine Months Ended		from November
					26, 2004
					(inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Net loss	$(11,206)	$(15,016)	$(33,811)	$(38,147)	$(4,240,036)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(1,196)	(4,496)	(7,989)	(1,345)	(46,020)

Comprehensive loss	(12,402)	(19,512)	(41,800)	(39,492)	(4,286,056)
Comprehensive loss attributable to the noncontrolling interest	2,065	3,295	7,879	5,220	365,982

Comprehensive loss attributable to Chang-On International, Inc.	$(10,337)	$(16,217)	$(33,921)	$(34,272)	$(3,920,074)

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

	Chang-On International, Inc. Stockholders
		Common Stock		Additional			Accumulated
		$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive	Noncontrolling
	Total	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interest
Balance December 31, 2010	$(422,505)	67,307,366	$67,307	$3,067,959	$(3,408,779)	$-	$(20,281)	$(128,711)
Net loss	(91,153)				(77,250)			(13,903)
Other comprehensive loss	(17,137)						(10,454)	(6,683)
Balance December 31, 2011	$(530,795)	67,307,366	$67,307	$3,067,959	$(3,486,029)	$-	$(30,735)	$(149,297)
Issuance of common stock	30,000	30,000,000	30,000
Net loss	(110,580)				(96,901)			(13,679)
Other comprehensive loss	(5,195)						(3,169)	(2,026)
Balance December 31, 2012	$(616,570)	97,307,366	$97,307	$3,067,959	$(3,582,930)	$-	$(33,904)	$(165,002)
Net loss	(33,811)				(29,048)			(4,763)
Other comprehensive loss	(7,989)						(4,873)	(3,116)
Balance September 30, 2013	$(658,370)	97,307,366	$97,307	$3,067,959	$(3,611,978)	$-	$(38,777)	$(172,881)

See Notes to Financial Statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended		For the Period
			from November
			26, 2004
			(inception) to
	September 30,		September 30,
	2013	2012	2013
Operating Activities:
Net loss	$(33,811)	$(38,147)	$(4,240,036)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	543	664	213,846
Provision for obsolete inventories	-	-	107,484
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	669,813
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	-	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid and other receivables	-	-	(293)
(Increase)/decrease in inventory	-	-	(107,151)
Increase/(decrease) in accounts payable	-	-	695
Increase/(decrease) in accrued expenses	1,167	(24,436)	44,091
Increase/(decrease) in deferred income-government grants	-	-	110,787
Net cash used in operating activities	(32,101)	(61,919)	(566,855)
Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repayment of loan from shareholders	-	-	24,659
Net cash used in investing activities	-	-	(710,118)
Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from issuance of common stock	-	30,000	30,000
Proceeds from shareholder loans	37,984	33,581	1,079,011
Repayment of loan to shareholders	-	-	(70,844)
Net cash provided by financing activities	37,984	63,581	1,287,276
Effect of exchange rate changes on cash	(5,882)	(980)	(9,584)
Increase(decrease) in cash	1	682	719
Cash at beginning of period	718	36	-
Cash at end of period	$719	$718	$719
Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$359,357

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,611,978 at September 30, 2013 that includes losses of $33,811 for the nine months ended September 30, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At September 30, 2013, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2013 and December 31, 2012, the cumulative translation adjustments of ($38,777) and ($33,904), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the nine months ended September 30, 2013 and 2012, other comprehensive income (loss) was ($7,989) and ($1,345), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of September 30, 2013 and December 31, 2012, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.1211 and $1 to RMB6.2313, respectively. For the nine months ended September 30, 2013 and 2012, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.1689 and $1 to RMB6.3306, respectively. The Company used historical rates for equity.

  Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2013, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. For the Company, this ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU would impact the Company’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	September 30,	December 31,
	2013	2012

Office Equipment	$8,556	$8,404
Vehicle	7,678	7,543
	16,234	15,947
Less: Accumulated Depreciation	(13,783)	(13,002)
	$2,451	$2,945

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $543 and $664, including cost and operating expense, for the nine months ended September 30, 2013 and 2012, respectively.

Note 5 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the nine months ended September 30, 2013 or 2012. As of September 30, 2013, government grants of $121,403 were recorded as deferred income.

Note 6 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	September 30,	December 31,
	2013	2012
Yukun Li	$27,773	$27,282
Guomin Li	355,517	338,514
Qingwei Zhou	1,923	1,923
Bing Xiao	110,383	89,893
	$495,596	$457,612

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

Note 8 – CONTINGENCIES, RISKS AND UNCERTAINTIES

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the nine months ended September 30, 2013 and 2012.

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

Intellectual Property

Our accumulation of patents should provide it with a significant competitive advantage in the future. Currently, we hold 11 separate Chinese patents for proprietary products and manufacturing processes, including patents for:

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

Results of Operations

Revenues

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended September 30, 2013 and 2012.

Our operating results for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

		Three Months Ended				Nine Months Ended
		September 30,				September 30,
		2013		2012		2013		2012
Net Sales	$	Nil	$	Nil	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		$11,206		$15,016		$33,811		$38,147
Net Loss		$(11,206)		$(15,016)		$(33,811)		$(38,147)

Expenses

Our total expenses for the three and nine month periods ended September 30, 2013 and 2012 are outlined in the table below:

		Three Months Ended			Nine Months Ended
		September 30,			September 30,
		2013	2012		2013	2012
Salaries		$3,917	$7,275		$11,671	$14,873
Other expenses	$	Nil	$175	$	Nil	$175
Depreciation		$182	$175		$543	$664
Professional fees		$7,107	$7,391		$21,597	$22,435

Expenses for the three month period ended September 30, 2013, decreased by 25% as compared to the comparative period in 2012 primarily as a result of decreased salaries. Expenses for the nine month period ended September 30, 2013, decreased by 11% as compared to the comparative period in 2012 primarily as a result of decreased salaries.

Revenue

We have earned revenues of $Nil and $Nil, respectively, for the three month periods ended September 30, 2013 and 2012 and revenues of $Nil and $Nil, respectively, for the nine month periods ended September 30, 2013 and 2012. Our sales have remained unchanged for the three and nine month periods ended September 30, 2013 and 2012.

Liquidity and Capital Resources

Working Capital

	At	At
	September 30,	December 31,	Increase/
	2013	2012	Decrease
Current Assets	$1,046	$1,039	$1%
Current Liabilities	$661,866	$620,554	$7%
Working Capital (deficit)	$(660,820)	$(619,515)	$7%

Cash Flows

		Nine Months		Nine Months
		Ended		Ended
		September 30,		September 30,
		2013		2012
Net Cash Provided by (Used in) Operating Activities		$(32,101)		$(61,919)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$37,984		$63,581
Net Increase in Cash During the Period		$1		$682

As of September 30, 2013, we had $719 in cash, $1,046 in total current assets, $661,866 in total current liabilities and a working capital deficit of $660,820. As of December 31, 2012, we had a working capital deficit of $619,515.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $4,240,036 from our inception on November 26, 2004 to September 30, 2013 was funded primarily by such financing and loans, as well as other capital contributions.

From our inception on November 26, 2004 to September 30, 2013 we spent $566,855 on operating activities. During the nine months ended September 30, 2013 we spent $32,101 on operating activities, whereas we spent $61,919 on operating activities during the same period in fiscal 2012. The decrease in our expenditures on operating activities during the nine months ended September 30, 2013 was primarily due to increase in accrued expenses.

From our inception on November 26, 2004 to September 30, 2013 we spent $710,118 on investing activities, which was primarily in the form of the purchase of fixed assets. We did not spend any money on investing activities during the nine months ended September 30, 2013 or 2012.

From our inception on November 26, 2004 to September 30, 2013 we received $1,287,276 from financing activities, which consisted of $274,103 in capital contribution, $30,000 in proceeds from issuance of common stock, and $1,079,011 in net proceeds from shareholder loans, less $24,994 in distributions to shareholders and $70,844 for repayment of a loan to a shareholder. During the nine months ended September 30, 2013 we received $37,984 from financing activities, which was in the form of proceeds from shareholder loans, whereas we received $63,581 from financing activities during the same period in fiscal 2012, in the form of proceeds from the issuance of our common stock and proceeds from shareholder loans.

From our inception on November 26, 2004 to September 30, 2013 we also experienced a loss of $46,020 in connection with foreign exchange translation. During the nine months ended September 30, 2013 we lost $7,989 due to the effect of exchange rates, whereas we had a loss of $1,345 in foreign currency translation during the same period in fiscal 2012.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning October 2013) will be approximately $900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Going Concern

Our financial statements for the three and nine month periods ended September 30, 2013 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Foreign Currency Translation

Our company’s functional currency is Chinese Reminbi (“RMB”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The consolidated financial statements of our company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2013 and December 31, 2012, the cumulative translation adjustments of ($38,777) and ($33,904), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the nine months ended September 30, 2013 and 2012, other comprehensive income (loss) was ($7,989) and $1,345, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of September 30, 2013 and December 31, 2012, our company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.1211 and $1 to RMB6.2313, respectively. For the nine months ended September 30, 2013 and 2012, our company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.1689 and $1 to RMB6.3306, respectively. Our company used historical rates for equity.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2013, our company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

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

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. For our company, this ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU would impact our company’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Item 1A.	Risk Factors

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Amendment to By-Laws (incorporated by reference our Current Report on Form 8-K filed on July 10, 2006).
3.2	Amendment to By-Laws (incorporated by reference our Current Report on Form 8-K filed on April 9, 2007).
3.3	Certificate of Amendment of Certificate of Incorporation filed on April 18, 2007 (incorporated by reference our Current Report on Form 8-K filed on April 23, 2007).

Exhibit	Description
Number
(10)	Material Contracts
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

Chang-On International, Inc.

Date: November 19, 2013	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)