Form 10-K
period 2013-12-31
Chang-On International, Inc.
filed 2014-04-15
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [     ]  No [ x ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ]  No [ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 28, 2013 was $74,979.66 based on a $0.007 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
97,307,366 common shares as of April 1, 2014.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Chang-On International, Inc., a Utah corporation, and our subsidiaries Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong and Sino Health Management Limited a limited liability company incorporated under the laws of Hong Kong, unless otherwise indicated.

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

Chang-On HK is a holding company with one asset: 61% of the share capital of Harbin Hongbo Environment Protection Material, Inc. (“Hongbo”), a company incorporated under the laws of China. The remaining 39% of the share capital of Hongbo is owned by Guomin Li (29%), our former president, chief executive officer, chief financial officer and director, and Su Yu (10%), our former director. Hongbo was incorporated in November 2004, and until September 2006 it was entirely engaged in developing its technology and manufacturing facility. From September 2006 to December 2006 it completed its first sales, realizing $43,023 in revenue. Because Hongbo has not yet produced significant revenues, it is still a development stage company for financial reporting purposes.

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

Products, Marketing and Competition

At present, our product line consists of wallboard used in building construction. We are also equipped to manufacture well covers using SF material. However, the limited nature of our product line is solely a function of a lack of capital resources. Our company currently possesses the know-how to transform SF material into plates, tubes or section bars. With the necessary funding, we intend to equip our manufacturing facility to produce replacements for medium-density fiberboard, steel molding board, a wide range of PVC products and plasticized steel bars. We can produce both acid-proof pipe and alkali-proof pipe from SF material, even corrosion resistant junction boxes.

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

Our factory has now been developed to the point where it is capable of producing approximately1,430 tons of products from SF material per year. Bringing the facility up to full production would therefore yield annual revenues of approximately $900,000, based on a price of $625 per ton. We are actively engaged in negotiations with a number of large construction companies located near our plant in Harbin, China. Until we are able to fully utilize our manufacturing facility, we will be focused on completing the development of the factory and organizing our marketing program. When full production does commence, we anticipate that the following factors will help achieve profitability:

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

Research and Development

We did not incur any expenses associated with research and development activities during our last two fiscal years. From our inception on November 26, 2004 to December 31, 2013 we spent $22,578 on research and development activities.

Employees

We currently have 6 employees, all of whom are employed on a full time basis.

Subsidiaries

Our wholly owned subsidiary is Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong on September 8, 2006. Chang-On HK, in turn, owns 61% of the share capital of Harbin Hongbo Environment Protection Material, Inc., a corporation organized under the laws of China in November 2004. The remaining 39% of the share capital of Hongbo is owned by Guomin Li (29%), our former president, chief executive officer, chief financial officer and director, and Su Yu (10%), our former director.

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

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Risks Related to Our Business

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

From inception to December 31, 2013, we have incurred aggregate net losses of $4,295,510. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

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

Our principal executive offices are located at 514 No. 18 Building, High New Technology Development, Harbin, Heilongjiang Province, China. The executive offices are provided to us free of charge. Our production facility is located in leased premises at 8 Ha Ping Fu Road, in the Dongli District of Harbin. The production facility property is provided to us free of charge.

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

OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2013	$0.011	$0.0067
September 30, 2013	$0.02	$0.0062
June 30, 2013	$0.02	$0.055
March 31, 2013	$0.03	$0.0025
December 31, 2012	$0.02	$0.0025
September 30, 2012	$0.003	$0.0014
June 30, 2012	$0.008	$0.0014
March 31, 2012	$0.02	$0.003
December 31, 2011	$0.035	$0.0026

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Island Stock Transfer Inc., Roosevelt Office Center, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760 (Telephone: (727) 289-0010; Facsimile: (727) 289-0069) is the registrar and transfer agent for our common shares.

On April 1, 2013, the shareholders' list showed 3,421 registered shareholders and 97,307,366 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2013.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2013.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2013 and 2012.

Our operating results for the years ended December 31, 2013 and 2012 are summarized as follows:

		Years Ended
		December 31,
		2013		2012
Net Sales	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil
Expenses		$89,285		$110,580
Net Loss		$(89,285)		$(110,580)

Expenses

Our total expenses for the years ended December 31, 2013 and December 31, 2012 are outlined in the table below:

		Year Ended
		December 31,
		2013		2012
Salaries		$15,612		$18,888
Water, electricity and gas		$19,515		$19,017
Other expenses	$	Nil	$	Nil
Depreciation		$726		$843
Professional fees		$53,432		$71,832

Expenses for the year ended December 31, 2013, decreased by 19.3% as compared to the comparative period in 2012 primarily as a result of decreases in salaries, depreciation and professional fees.

Revenue

We have not earned any revenues during the years ended December 31, 2013 and December 31, 2012.

Liquidity and Financial Condition

Working Capital
	At	At
	December 31,	December 31,	Increase/
	2013	2012	(Decrease)
Current Assets	$1,050	$1,039	$1.06%
Current Liabilities	$722,606	$620,554	$16.4%
Working Capital (deficit)	$(721,556)	$(619,515)	$16.5%

Cash Flows
		Year Ended		Year Ended
		December 31,		December 31,
		2013		2012
Net Cash Used in Operating Activities		$60,626		$102,138
Net Cash Used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$70,602		$106,638
Net Increase in Cash During the Period		$2		$682

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

Going Concern

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2013, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have minimal revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations. We will be required to raise additional capital over the next twelve months to meet our ongoing expenses.

As of December 31, 2013, we had $720 in cash, $3,344 in total assets, $722,606 in total liabilities and a working capital deficit of $721,556. As of December 31, 2013, we had an accumulated deficit of $3,658,233.

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

Going Concern

As of December 31, 2013, our company has accumulated deficit of $3,658,233, has a working capital deficiency of $721,556 and has earned nominal revenues of $93,776 since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation. The functional currency of our company’s operations is Renminbi (“RMB”)

Reclassification

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

The caption "Due to shareholders" represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are deemed payable on demand. Refer to Note 6 to our financial statements included herein.

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

The consolidated financial statements of our company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2013 and 2012, the cumulative translation adjustments of ($42,082) and ($33,904), respectively, were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2013 and 2012, other comprehensive loss was $13,407 and $5,195, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of December 31, 2013 and 2012, our company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.054 and $1 to 6.2313, respectively. For the years ended December 31, 2013 and 2012, our company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.1492 and $1 to RMB6.3102, respectively. Our company used historical rates for equity.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2013 and 2012, respectively, our company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Chang-On International, Inc.
(A development stage company)

We have audited the accompanying consolidated balance sheets of Chang-On International, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2013, and for the period from November 26, 2004 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chang-On International, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, and for the period from November 26, 2004 (date of inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to consolidated financial statements, the Company has incurred accumulated deficit of $3,658,233 and $3,582,930 as of December 31, 2013 and 2012, respectively that include losses of $89,285 and $110,580 for the years ended December 31, 2013 and 2012, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA
Oakland Gardens , New York
March 31, 2014

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company )
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$720	$718
Prepaid and other receivables	330	321
Total Current Assets	1,050	1,039
Property, plant and equipment, net (Note 4)	2,294	2,945

Total Assets	$3,344	$3,984
LIABILITIES
Current Liabilities
Trade accounts payable	$785	$762
Accrued expenses	70,857	42,924
Deferred income-government grants (Note 5)	122,750	119,256
Due to shareholders (Note 6)	528,214	457,612
Total Current Liabilities	722,606	620,554
Total Liabilities	722,606	620,554
Commitments & Contingencies (Note 9)
EQUITY(DEFICIT)
Chang-On International, Inc Stockholders' Equity(Deficit):
Common stock, par value $0.001, authorized 100,000,000 shares, issued and outstanding 97,307,366 shares (Note 7)	97,307	97,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,658,233)	(3,582,930)
Accumulated comprehensive income	(42,082)	(33,904)
Total Chang-On International, Inc Stockholders' equity(deficit)	(535,049)	(451,568)
Noncontrolling interest	(184,213)	(165,002)

Total Equity(Deficit)	(719,262)	(616,570)

Total Liabilities and Equity(Deficit)	$3,344	$3,984

See Notes to Financial Statements.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended		For the Period
			from November
			26, 2004
			(inception) to
	December 31,		December 31,
	2013	2012	2013
Net sales	$-	$-	$93,776
Cost of sales	-	-	(60,324)
Gross profit	-	-	33,452
Expenses
Salaries	15,612	18,888	185,880
Transportation	-	-	13,354
Office equipment	-	-	6,879
Water, electricity and gas	19,515	19,017	193,488
Other expenses	-	-	36,895
Advertisement	-	-	556
Rent expense	-	-	3,811
Depreciation	726	843	204,567
R & D expense	-	-	22,578
Repairs and maintenance	-	-	1,043
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	-	2,400,000
Professional fees	53,432	71,832	255,900
Fixed assets impairment	-	-	669,813
Intangibles writedown	-	-	241,639
Inventory obsolescence	-	-	107,484
Total Expenses	89,285	110,580	4,336,157
Total expenses and loss from operations	(89,285)	(110,580)	(4,302,705)
Other income	-	-	7,195

Loss before provision for income tax	(89,285)	(110,580)	(4,295,510)
Income tax provision	-	-	-
Net loss	(89,285)	(110,580)	(4,295,510)
Less: Net loss attributable to the noncontrolling interest	13,983	13,679	530,912
Net loss attributable to Chang-On International, Inc common stockholders	$(75,302)	(96,901)	$(3,764,598)
Net loss per share-basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding-basic and diluted	97,307,366	79,356,546

See Notes to Financial Statements.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

			For the Period
	For the Years Ended		from November
			26, 2004
			(inception) to
	December 31,		December 31,
	2013	2012	2013

Net loss	$(89,285)	$(110,580)	$(4,295,510)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(13,407)	(5,195)	(51,438)

Comprehensive loss	(102,692)	(115,775)	(4,346,948)
Comprehensive loss attributable to the noncontrolling interest	19,211	15,705	377,314

Comprehensive loss attributable to Chang-On International, Inc.	$(83,481)	$(100,070)	$(3,969,634)

See Notes to Financial Statements.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

		Chang-On International, Inc. Stockholders
		Common Stock		Additional			Accumulated
		$0.001 Par Value		Paid-in	Accumulated	Deferred	Comprehensive	Noncontro
	Total	Shares	Amount	Capital	Deficit	Compensation	Income (loss)	Interes
Balance December 31, 2011	$(530,795)	67,307,366	$67,307	$3,067,959	$(3,486,029)	$-	$(30,735)	$(149,297)
Issuance of common stock	30,000	30,000,000	30,000
Net loss	(110,580)				(96,901)			(13,679)
Other comprehensive loss	(5,195)						(3,169)	(2,026)
Balance December 31, 2012	$(616,570)	97,307,366	$97,307	$3,067,959	$(3,582,930)	$-	$(33,904)	$(165,002)
Net loss	(89,285)				(75,303)			(13,982)
Other comprehensive loss	(13,407)						(8,178)	(5,229)
Balance December 31, 2013	$(719,262)	97,307,366	$97,307	$3,067,959	$(3,658,233)	$-	$(42,082)	$(184,213)

See Notes to Financial Statements.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended		For the Period
			from November
			26, 2004
			(inception) to
	December 31,		December 31,
	2013	2012	2013
Operating Activities:
Net loss	$(89,285)	$(110,580)	$(4,295,510)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	726	843	214,029
Provision for obsolete inventories	-	-	107,484
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	669,813
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	-	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid and other receivables	-	-	(293)
(Increase)/decrease in inventory	-	-	(107,151)
Increase/(decrease) in accounts payable	-	-	695
Increase/(decrease) in accrued expenses	27,933	7,599	70,857
Increase/(decrease) in deferred income-government grants	-	-	110,787
Net cash used in operating activities	(60,626)	(102,138)	(595,380)
Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repayment of loan from shareholders	-	-	24,659
Net cash used in investing activities	-	-	(710,118)
Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from issuance of common stock	-	30,000	30,000
Proceeds from shareholder loans	70,602	76,638	1,111,629
Repayment of loan to shareholders	-	-	(70,844)
Net cash provided by financing activities	70,602	106,638	1,319,894
Effect of exchange rate changes on cash	(9,974)	(3,818)	(13,676)
Increase(decrease) in cash	2	682	720
Cash at beginning of period	718	36	-
Cash at end of period	$720	$718	$720
Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$359,357

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,568,233 and $3,582,930 at December 31, 2013 and 2012, respectively, that include losses of $89,285 and $110,580 for the years ended December 31, 2013 and 2012, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2013, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2013 and 2012, the cumulative translation adjustments of ($42,082) and ($33,904), respectively, were classified as items of accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet. For the years ended December 31, 2013 and 2012, other comprehensive loss was $13,407 and $5,195, respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of December 31, 2013 and 2012, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.054 and $1 to RMB6.2313, respectively. For the years ended December 31, 2013 and 2012, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.1492 and $1 to RMB6.3102, respectively. The Company used historical rates for equity.

• Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2013 and 2012, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

Note 4 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	December 31,	December 31,
	2013	2012

Office Equipment	$8,651	$8,404
Vehicle	7,764	7,543
	16,415	15,947
Less: Accumulated Depreciation	(14,121)	(13,202)
	$2,294	$2,945

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Office Equipment	20%
Vehicle	10%

The depreciation was $726 and $843, including cost and operating expense, for the years ended December 31, 2013 and 2012, respectively.

Note 5 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the years ended December 31, 2012 or 2011. As of December 31 2013 and 2012, government grants of $122,750 and $119,256 were recorded as deferred income, respectively.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	December 31,	December 31,
	2013	2012
Li, Yukun	$28,081	$27,282
Li, Guomin	382,720	338,514
Zhou, Qingwei	1,923	1,923
Xiao, Bing	115,490	89,893
	$528,214	$457,612

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

Note 7 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307, 366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation. On August 6, 2012, the Company issued 30,000,000 shares of our common stock at a price of US$0.001 per share, to its president, Bing Xiao, pursuant to the closing of a private placement, for aggregate gross proceeds of US$30,000. The Company had a total of 97,307,366 shares issued and outstanding as of December 31, 2013.

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

Due to the Company’s net loss, there was no provision for income taxes. The Company’s effective tax rate for the years ended December 31, 2013 and 2012 was 0% and 0% due to the net loss position in both years.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s taxes were subject to a full valuation allowance as follows:

	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012
Computed tax benefit at statutory rate	$(22,321)	$(27,645)
Change in valuation allowance	22,321	27,645
Income tax expense (benefit)	$-	$-

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

The Company has no United States corporate income tax liability as of December 31, 2013 and 2012.

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

NOTE 10 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the year ended December 31, 2013 and 2012.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, we determined that there were control deficiencies that constituted material weaknesses, as described below:

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

2.

We did not implement appropriate information technology controls – As of December 31, 2013, we retain copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement or loss due to unmitigated factors.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Yichien Yeh, CPA’s, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2013.

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

Changes in Internal Control

During the fiscal year ended December 31, 2013 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Bing Xiao	President, Chief Executive Officer, Chief Financial Officer and Director	69	February 22, 2010
Ming Zhao	Director	37	October 28, 2010
Chao Lin	Director	52	October 28, 2010

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with exception of the following:

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2013. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Utah Revised Business Corporation Act, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and no revenues. With our recent management change however, we have positioned ourselves with an audit committee financial expert and independent director should we be able to raise sufficient funding to execute our business plan. With success we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2013 and 2012; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Bing Xiao(1) President, Chief Executive Officer, Chief Financial Officer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Xiao was appointed the president, chief executive officer, chief financial officer and a director of our company on February 22, 2010.

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

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2013.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2013 there were no options exercised by our named officers.

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

The following table sets forth, as of April 1, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 1, 2013. As of April 1, 2013 there were 97,307,366 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2013 and for fiscal year ended December 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2013	December 31, 2012
Audit Fees	$31,000	$31,000
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$31,000	$31,000

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Amendment to By-Laws (incorporated by reference our Current Report on Form 8-K filed on July 10, 2006).
3.2	Amendment to By-Laws (incorporated by reference our Current Report on Form 8-K filed on April 9, 2007).
3.3	Certificate of Amendment of Certificate of Incorporation filed on April 18, 2007 (incorporated by reference our Current Report on Form 8-K filed on April 23, 2007).

Exhibit	Description
Number
(10)	Material Contracts
10.1	Share Exchange Agreement dated December 18, 2006 between our company and the shareholders of Chang-On International Limited (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2006).
10.2	Indemnity Agreement dated December 29, 2006 among Gold Standard, Inc., the shareholders of Chang- On International Limited, Scott L. Smith and Leonard Burningham (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2007).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2011).
(21)	Subsidiaries of the Registrant
21.1	Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong Sino Health Management Limited, a limited liability company incorporated under the laws of Hong Kong
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(101)**	Interactive Data File (Form 10-K for the year ended December 31, 2013 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

CHANG-ON INTERNATIONAL, INC.
(Registrant)

Dated: April 15, 2014	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2014	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: April 15, 2014	/s/ Ming Zhao
Ming Zhao
Director

Dated: April 15, 2014	/s/ Chao Lin
Chao Lin
Director