Form 10-Q
period 2014-03-31
Chang-On International, Inc.
filed 2014-05-21
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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
97,307,366 common shares issued and outstanding as of May 20, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Chang-On International, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company )
FINANCIAL STATEMENTS

MARCH 31, 2014

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current Assets
Cash	$719	$720
Prepaid and other receivables	322	330
Total Current Assets	1,041	1,050
Property, plant and equipment, net (Note 4)	2,054	2,294

Total Assets	$3,095	$3,344

LIABILITIES
Current Liabilities
Trade accounts payable	$764	$785
Accrued expenses	66,202	70,857
Deferred income-government grants (Note 5)	119,545	122,750
Due to shareholders (Note 6)	539,105	528,214
Total Current Liabilities	725,616	722,606
Total Liabilities	725,616	722,606

EQUITY(DEFICIT)
Chang-On International, Inc Stockholders' Equity(Deficit):
Common stock, par value $0.001, authorized 100,000,000 shares, issued and outstanding 97,307,366 shares (Note 7)	97,307	97,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,670,876)	(3,658,233)
Accumulated comprehensive income	(34,209)	(42,082)
Total Chang-On International, Inc Stockholders' equity(deficit)	(539,819)	(535,049)
Noncontrolling interest	(182,702)	(184,213)

Total Equity(Deficit)	(722,521)	(719,262)

Total Liabilities and Equity(Deficit)	$3,095	$3,344

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Period
			November 26, 2004
			(inception) to March
	March 31,		31,
	2014	2013	2014
Net sales	$-	$-	$93,776
Cost of sales	-	-	(60,324)
Gross profit	-	-	33,452
Expenses
Salaries	3,933	3,855	189,813
Transportation	-	-	13,354
Office equipment	-	-	6,879
Water, electricity and gas	4,917	-	198,405
Other expenses	-	-	36,895
Advertisement	-	-	556
Rent expense	-	-	3,811
Depreciation	183	179	204,750
R & D expense	-	-	22,578
Repairs and maintenance	-	-	1,043
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	-	2,400,000
Professional fees	7,133	7,365	263,033
Fixed assets impairment	-	-	669,813
Intangibles writedown	-	-	241,639
Inventory obsolescence	-	-	107,484
Total Expenses	16,166	11,399	4,352,323
Other income	-	-	7,195

Loss before provision for income tax	(16,166)	(11,399)	(4,311,676)
Income tax provision	-	-	-
Net loss	(16,166)	(11,399)	(4,311,676)
Less: Net loss attributable to the noncontrolling interest	3,523	1,574	534,435
Net loss attributable to Chang-On International, Inc common Stockholders	$(12,643)	(9,825)	$(3,777,241)
Net loss per share-basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding-basic and diluted	97,307,366	67,307,366

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

			For the
			Period
			November
	For the Three Months Ended		26, 2004
			(inception)
	March 31,		to March 31,
	2014	2013	2014

Net loss	$(16,166)	$(11,399)	$(4,311,676)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	12,907	(1,685)	(38,531)

Comprehensive loss	(3,259)	(13,084)	(4,350,207)

Comprehensive income/loss attributable to the noncontrolling interest	(1,511)	2,231	375,803

Comprehensive loss attributable to Chang-On International, Inc.	$(4,770)	$(10,853)	$(3,974,404)

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		For the Period
			November 26,
			2004 (inception)
	March 31,		to March 31,
	2014	2013	2014
Operating Activities:
Net loss	$(16,166)	$(11,399)	$(4,311,676)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	183	179	214,212
Provision for obsolete inventories	-	-	107,484
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	669,813
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	-	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid and other receivables	-	-	(293)
(Increase)/decrease in inventory	-	-	(107,151)
Increase/(decrease) in accounts payable	-	-	695
Increase/(decrease) in accrued expenses	(4,655)	(2,622)	66,202
Increase/(decrease) in deferred income-government grants	-	-	110,787
Net cash used by operating activities	(20,638)	(13,842)	(616,018)
Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repay of loan from shareholders	-	-	24,659
Net cash used in investing activities	-	-	(710,118)
Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from issuance of common stock	-		30,000
Proceeds from shareholder loans	10,891	15,081	1,122,520
Repayment of loan to shareholders	-	-	(70,844)
Net cash provided by financing activities	10,891	15,081	1,330,785
Effect of exchange rate changes on cash	9,746	(1,238)	(3,930)
Increase(decrease) in cash	(1)	1	719
Cash at beginning of period	720	718	-
Cash at end of period	$719	$719	$719
Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$359,357

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,670,876 at March 31, 2014 that includes losses of $12,643 for the three months ended March 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 2014, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

• Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars.

These consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Annual Report on Form 10-K of the Company filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2014. Interim results are not necessarily indicative of the results for the full year.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2014 and December 31, 2013, the cumulative translation adjustments of ($34,209) and ($42,082), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2014 and 2013, other comprehensive income (loss) was $12,907 and ($1,685), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of March 31, 2014 and December 31, 2013, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2163 and $1 to RMB6.054, respectively. For the three months ended March 31, 2014 and 2013, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.1016 and $1 to RMB6.2252, respectively. The Company used historical rates for equity.

• Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2014, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

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

Note 4 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	March 31,	December 31,
	2014	2013

Office Equipment	$8,425	$8,651
Vehicle	7,561	7,764
	15,986	16,415
Less: Accumulated Depreciation	(13,932)	(14,211)
	$2,054	$2,294

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $183 and $179, including cost and operating expense, for the three months ended March 31, 2014 and 2013, respectively.

Note 5 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the three months ended March 31, 2014 or 2013. As of March 31, 2014, government grants of $119,545 were recorded as deferred income.

Note 6 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	March 31,	December 31,
	2014	2013

Yukun Li	$27,347	$28,081

Guomin Li	382,648	382,720

Qingwei Zhou	1,923	1,923

Bing Xiao	127,187	115,490

	$539,105	$528,214

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

Note 7 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307, 366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation. On August 6, 2012, the Company issued 30,000,000 shares of our common stock at a price of US$0.001 per share, to its president, Bing Xiao, pursuant to the closing of a private placement, for aggregate gross proceeds of US$30,000. The Company had a total of 97,307,366 shares issued and outstanding as of March 31, 2014.

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

NOTE 9 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the three months ended March 31, 2014 and 2013.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Chang-On International, Inc., a Utah corporation, and our subsidiaries Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong and Sino Health Management Limited a limited liability company incorporated under the laws of Hong Kong, unless otherwise indicated.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended March 31, 2014 and 2013.

Our operating results for the three months ended March 31, 2014 and 2013 are summarized as follows:

		Three Months Ended
		March 31,
		2014		2013
Net Sales	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil
Expenses		$16,166		$11,399
Net Loss		$(16,166)		$(11,399)

Expenses

Our total expenses for the three month periods ended March 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended
	March 31,
	2014		2013
Salaries	$3,933		$3,855
Other expenses	$4,917	$	Nil
Depreciation	$183		$179
Professional fees	$7,133		$7,365

Expenses for the three month period ended March 31, 2014, increased by 29.5% as compared to the comparative period in 2013 primarily as a result of increases in salaries and other expenses.

Revenue

We did not earn any revenues for the three month periods ended March 31, 2014 and 2013. Our sales have remained unchanged for the three month periods ended March 31, 2014 and 2013.

Liquidity and Capital Resources

Working Capital

	At	At
	March 31,	December 31,	Increase/
	2014	2013	(Decrease)
Current Assets	$1,041	$1,050	$(0.9)%
Current Liabilities	$725,616	$722,606	$0.4%
Working Capital (deficit)	$(724,575)	$(721,556)	$0.4%

Cash Flows

		Three Months		Three Months
		Ended		Ended
		March 31,		March 31,
		2014		2013
Net Cash Provided by (Used in) Operating Activities		$(20,638)		$(13,842)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$10,891		$15,081
Net Increase (Decrease) in Cash During the Period		$(1)		$1

As of March 31, 2014, we had $719 in cash, $1,041 in total current assets, $725,616 in total current liabilities and a working capital deficit of $724,575. As of December 31, 2013, we had a working capital deficit of $721,556.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $4,311,676 from our inception on November 26, 2004 to March 31, 2014 was funded primarily by such financing and loans, as well as other capital contributions.

From our inception on November 26, 2004 to March 31, 2014 we spent $616,018 on operating activities. During the three months ended March 31, 2014 we spent $20,638 on operating activities, whereas we spent $13,842 on operating activities during the same period in fiscal 2013. The increase in our expenditures on operating activities during the three months ended March 31, 2014 was primarily due to an increase in our net loss.

From our inception on November 26, 2004 to March 31, 2014 we spent $710,118 on investing activities, which was primarily in the form of the purchase of fixed assets. We did not spend any money on investing activities during the three months ended March 31, 2014 and 2013.

From our inception on November 26, 2004 to March 31, 2014 we received $1,330,785 from financing activities, which consisted of $274,103 in capital contribution, $30,000 in proceeds from issuance of common stock, and $1,122,520 in net proceeds from shareholder loans, less $24,994 in distributions to shareholders and $70,844 for repayment of a loan to a shareholder. During the three months ended March 31, 2014 we received $10,891 from financing activities, which was in the form of proceeds from shareholder loans, whereas we received $15,081 from financing activities during the same period in fiscal 2013, in the form of proceeds from shareholder loans.

From our inception on November 26, 2004 to March 31, 2014 we also experienced a loss of $3,930 in connection with foreign exchange translation. During the three months ended March 31, 2014 we gained $9,746 due to the effect of exchange rates, whereas we had a loss of $1,238 in foreign currency translation during the same period in fiscal 2013.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning April 2014) will be approximately $900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

Description	Potential	Estimated
	Completion	Expenses
	Date	($)
Research and development costs for further products and manufacturing	12 months	250,000
processes
Salaries	12 months	25,000
Utility expenses	12 months	25,000
Investor relations costs	12 months	80,000
Marketing expenses	12 months	400,000
Professional fees	12 months	60,000
Other administrative expenses	12 months	60,000
Total		900,000

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

Going Concern

Our financial statements for the three month period ended March 31, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of our company for the year ended December 31, 2013 and notes thereto contained in the Annual Report on Form 10-K of our company filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2014. Interim results are not necessarily indicative of the results for the full year.

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

The consolidated financial statements of our company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2014 and December 31, 2013, the cumulative translation adjustments of ($34,209) and ($42,082), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the three months ended March 31, 2014 and 2013, other comprehensive income (loss) was $12,907 and ($1,685), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of March 31, 2014 and December 31, 2013, our company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2163 and $1 to RMB6.054, respectively. For the three months ended March 31, 2014 and 2013, our company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.1016 and $1 to RMB6.2252, respectively. Our company used historical rates for equity.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2014, our company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

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

26

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

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2011)

(21)	Subsidiaries of the Registrant

Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Exhibit	Description
Number

101**	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	To be filed as an amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chang-On International, Inc.

Date: May 20, 2014	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)