Form 10-Q
period 2014-06-30
Chang-On International, Inc.
filed 2014-08-21
CIK 42136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF [X] 1934

For the quarterly period ended June 30, 2014 or

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
97,307,366 common shares issued and outstanding as of August 15, 2014.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of Chang-On International, Inc. follow. All currency references in this report are to U.S. dollars unless otherwise indicated.

CHANG-ON INTERNATIONAL, INC.

(A Development Stage Company )

FINANCIAL STATEMENTS

JUNE 30, 2014

CHANG-ON INTERNATIONAL, INC.

(A Development Stage Company)

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$719	$720
Prepaid and other receivables	322	330
Total Current Assets	1,041	1,050
Property, plant and equipment, net (Note 4)	1,878	2,294

Total Assets	$2,919	$3,344
LIABILITIES
Current Liabilities
Trade accounts payable	$766	$785
Accrued expenses	46,097	70,857
Deferred income-government grants (Note 5)	119,776	122,750
Due to shareholders (Note 6)	575,816	528,214
Total Current Liabilities	742,455	722,606
Total Liabilities	742,455	722,606
EQUITY(DEFICIT)
Chang-On International, Inc Stockholders' Equity(Deficit):
Common stock, par value $0.001, authorized 100,000,000 shares, issued and outstanding 97,307,366 shares (Note 7)	97,307	97,307
Additional paid in capital	3,067,959	3,067,959
Deficit	(3,683,458)	(3,658,233)
Accumulated comprehensive loss	(34,810)	(42,082)
Total Chang-On International, Inc Stockholders' equity(deficit)	(553,002)	(535,049)
Noncontrolling interest	(186,534)	(184,213)

Total Equity(Deficit)	(739,536)	(719,262)

Total Liabilities and Equity(Deficit)	$2,919	$3,344

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended		For the Period
					November 26, 2004
	June 30,		June 30,		(inception) to June 30,
	2014	2013	2014	2013	2014
Net sales	$-	$-	$-	$-	$93,776
Cost of sales	-	-	-	-	(60,324)
Gross profit	-	-	-	-	33,452
Expenses
Salaries	3,850	3,899	7,783	7,754	193,663
Transportation	-	-	-	-	13,354
Office equipment	-	-	-	-	6,879
Water, electricity and gas	4,812	-	9,729	-	203,217
Other expenses	-	-	-	-	36,895
Advertisement	-	-	-	-	556
Rent expense	-	-	-	-	3,811
Depreciation	179	182	362	361	204,929
R & D expense	-	-	-	-	22,578
Repairs and maintenance	-	-	-	-	1,043
Gain on disposal of fixed assets	-	-	-	-	(7,730)
Stock compensation	-	-	-	-	2,400,000
Professional fees	7,189	7,125	14,322	14,490	270,222
Fixed assets impairment	-	-	-	-	669,813
Intangibles writedown	-	-	-	-	241,639
Inventory obsolescence	-	-	-	-	107,484
Total Expenses	16,030	11,206	32,196	22,605	4,368,353
Other income	-	-	-	-	7,195

Loss before provision for income tax	(16,030)	(11,206)	(32,196)	(22,605)	(4,327,706)
Income tax provision	-	-	-	-	-
Net loss	(16,030)	(11,206)	(32,196)	(22,605)	(4,327,706)
Less: Net loss attributable to the noncontrolling interest	3,448	1,591	6,971	3,165	537,883
Net loss attributable to Chang-On International, Inc common Stockholders	$(12,582)	(9,615)	$(25,225)	(19,440)	$(3,789,823)
Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding-basic and diluted	97,307,366	97,307,366	97,307,366	97,307,366

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

					For the Period
					November 26,
					2004
	For the Three Months Ended		For the Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

Net loss	$(16,030)	$(11,206)	$(32,196)	$(22,605)	$(4,327,706)

Other comprehensive income(loss), net of tax:
Foreign currency translation gain(loss)	(985)	(5,108)	11,922	(6,793)	(39,516)

Comprehensive loss	(17,015)	(16,314)	(20,274)	(29,398)	(4,367,222)

Comprehensive income/loss attributable to the noncontrolling interest	3,832	3,583	2,321	5,814	379,635

Comprehensive loss attributable to Chang-On International, Inc.	$(13,183)	$(12,731)	$(17,953)	(23,584)	$(3,987,587)

See accompanying notes to consolidated financial statements

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended		For the Period
			November 26, 2004
	June 30,		(inception) to June 30,
	2014	2013	2014
Operating Activities:
Net loss	$(32,196)	$(22,605)	$(4,327,706)
Adjustments to reconcile net loss to net cash used by operations
Depreciation (cost and expense)	362	361	214,391
Provision for obsolete inventories	-	-	107,484
Impairment loss on intangible assets	-	-	241,639
Impairment loss on fixed assets	-	-	669,813
Gain on disposal of fixed assets	-	-	(7,730)
Stock compensation	-	-	2,400,000
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid and other receivables	-	-	(293)
(Increase)/decrease in inventory	-	-	(107,151)
Increase/(decrease) in accounts payable	-	-	695
Increase/(decrease) in accrued expenses	(24,760)	(822)	46,097
Increase/(decrease) in deferred income-government grants	-	-	110,787
Net cash used in operating activities	(56,594)	(23,066)	(651,974)
Investing Activities
Purchase of fixed assets	-	-	(710,118)
Loan to shareholders	-	-	(24,659)
Repay of loan from shareholders	-	-	24,659
Net cash used in investing activities	-	-	(710,118)
Financing Activities
Distribution to shareholders	-	-	(24,994)
Capital contribution	-	-	274,103
Proceeds from issuance of common stock	-		30,000
Proceeds from shareholder loans	47,602	28,067	1,159,231
Repayment of loan to shareholders	-	-	(70,844)
Net cash provided by financing activities	47,602	28,067	1,367,496
Effect of exchange rate changes on cash	8,991	(5,000)	(4,685)
Increase(decrease) in cash	(1)	1	719
Cash at beginning of period	720	718	-
Cash at end of period	$719	$719	$719
Supplemental Cash Flow Information:
Interest received (paid) during the year	$-	$-	$260
Non-cash financing activities:
Contribution of patent for equity	$-	$-	$241,639
Contribution of fixed assets for equity	$-	$-	$125,497
Stock issued in exchange for consulting services	$-	$-	$2,400,000
Conversion of shareholder's loan to paid in capital	$-	$-	$359,357

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

Note 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,683,458 at June 30, 2014 that includes losses of $32,196 for the six months ended June 30, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At June 30, 2014, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

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

The consolidated financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2014 and December 31, 2013, the cumulative translation adjustments of ($34,810) and ($42,082), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the six months ended June 30, 2014 and 2013, other comprehensive income (loss) was $11,922 and ($6,793), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of June 30, 2014 and December 31, 2013, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2043 and $1 to RMB6.054, respectively. For the six months ended June 30, 2014 and 2013, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.167 and $1 to RMB6.1903, respectively. The Company used historical rates for equity.

  Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2014, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
  Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

  New Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. For the Company, this ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU would impact the Company's consolidated results of operations and financial condition only in the instance of an event/transaction as described above.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exist, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following:

	June 30,	December 31,
	2014	2013

Office Equipment	$8,441	$8,651
Vehicle	7,575	7,764
	16,016	16,415
Less: Accumulated Depreciation	(14,138)	(14,211)
	$1,878	$2,294

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The annual percentages applied are:

Machinery and Equipment	10%
Office Equipment	20%
Vehicle	10%

The depreciation was $362 and $361, including cost and operating expense, for the six months ended June 30, 2014 and 2013, respectively.

Note 5 - GOVERNMENT GRANTS

Receipts of government grants to encourage research and development activities which are non-refundable are credited to deferred income upon receipt. The Company recognizes government grants income when the government completes inspection on the regulated use of the grants by issuing the certificate. There was no government grants income recognized for the six months ended June 30, 2014 or 2013. As of June 30, 2014, government grants of $119,776 were recorded as deferred income.

Note 6 - DUE TO SHAREHOLDERS

Due to shareholders consists of the following:

	June 30,	December 31,
	2014	2013
Yukun Li	$27,401	$28,081
Guomin Li	392,005	382,720
Qingwei Zhou	1,923	1,923
Bing Xiao	154,487	115,490
	$575,816	$528,214

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

Note 7 - COMMON STOCK

Under the Share Exchange Agreement, the Company issued to the shareholders of Chang-On 60,000,000 shares of common stock. The Company had 1,307, 366 shares of common stock issued and outstanding before the closing of the share exchange. On March 23, 2007, the Company filed an S-8 to register 6,000,000 shares of common stock for stock based compensation. On August 6, 2012, the Company issued 30,000,000 shares of our common stock at a price of US$0.001 per share, to its president, Bing Xiao, pursuant to the closing of a private placement, for aggregate gross proceeds of US$30,000. The Company had a total of 97,307,366 shares issued and outstanding as of June 30, 2014.

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

CHANG-ON INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - EMPLOYEE BENEFIT PLAN

Full time employees of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The total provisions for such employee benefits were $0 for the six months ended June 30, 2014 and 2013.

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

Legislation and Government Regulation

The national, provincial and local governments in the China are highly bureaucratized. The day-to-day operations of our business require us to interact frequently with representatives of Chinese government institutions. The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting. Significant delays can result from the need to obtain governmental approvals, which can have an adverse effect on the profitability of our operations. In addition, compliance with regulatory requirements applicable to the handling and processing of waste materials may increase the cost of our operations, which could adversely affect our profitability. So far, the Chinese government has been very supportive of our technology and has provided us with an approximate $100,000 grant.

Results of Operations

Our operating results for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

		Three Months Ended				Six Months Ended
		June 30,				June 30,
		2014		2013		2014		2013
Net Sales	$	Nil	$	Nil	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		$16,030		$11,206		$32,196		$22,605
Net Loss		$(16,030)		$(11,206)		$(32,196)		$(22,605)

Expenses

Our total expenses for the three and six month periods ended June 30, 2014 and 2013 are outlined in the table below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014		2013	2014		2013
Salaries	$3,850		$3,899	$7,783		$7,754
Water, electricity and gas	$4,812	$	Nil	$9,729	$	Nil
Depreciation	$179		$182	$362		$361
Professional fees	$7,189		$7,125	$14,322		$14,490

Expenses for the three month period ended June 30, 2014, increased by 43% as compared to the comparative period in 2013 primarily as a result of increases in water, electricity and gas expenses and professional fees. Expenses for the six month period ended June 30, 2014, increased by 42% as compared to the comparative period in 2013 primarily as a result of increased salaries, water, electricity and gas expenses and professional fees.

Revenue

We did not earn any revenues for the three and six month periods ended June 30, 2014 and 2013. Our sales have remained unchanged for the three and six month periods ended June 30, 2014 and 2013.

Liquidity and Capital Resources

Working Capital

	At	At
	June 30,	December 31,	Increase/
	2014	2013	(Decrease)
Current Assets	$1,041	$1,050	$(0.86%	)
Current Liabilities	$742,455	$722,606	$2.7%
Working Capital (deficit)	$(741,414)	$(721,556)	$2.8%

Cash Flows

		Six Months		Six Months
		Ended		Ended
		June 30,		June 30,
		2014		2013
Net Cash Provided by (Used in) Operating Activities		$(56,594)		$(23,066)
Net Cash Provided by Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$47,602		$28,067
Net Increase (Decrease) in Cash During the Period		$(1)		$1

As of June 30, 2014, we had $719 in cash, $1,041 in total current assets, $742,455 in total current liabilities and a working capital deficit of $741,414. As of December 31, 2013, we had a working capital deficit of $721,556.

We are dependent on funds raised through equity financing and proceeds from shareholder loans. Our net loss of $4,327,706 from our inception on November 26, 2004 to June 30, 2014 was funded primarily by such financing and loans, as well as other capital contributions.

From our inception on November 26, 2004 to June 30, 2014 we spent $651,974 on operating activities. During the six months ended June 30, 2014 we spent $56,594 on operating activities, whereas we spent $23,066 on operating activities during the same period in fiscal 2013. The increase in our expenditures on operating activities during the six months ended June 30, 2014 was primarily due to an increase in our net loss and a decrease in accrued expenses.

From our inception on November 26, 2004 to June 30, 2014 we spent $710,118 on investing activities, which was primarily in the form of the purchase of fixed assets. We did not spend any money on investing activities during the six months ended June 30, 2014 or 2013.

From our inception on November 26, 2004 to June 30, 2014 we received $1,367,496 from financing activities, which consisted of $274,103 in capital contribution, $30,000 in proceeds from issuance of common stock, and $1,159,231 in net proceeds from shareholder loans, less $24,994 in distributions to shareholders and $70,844 for repayment of a loan to a shareholder. During the six months ended June 30, 2014 we received $47,602 from financing activities, which was in the form of proceeds from shareholder loans, whereas we received $28,067 from financing activities during the same period in fiscal 2013, all of which was also in the form of proceeds from shareholder loans.

From our inception on November 26, 2004 to June 30, 2014 we also experienced a loss of $4,685 in connection with foreign exchange translation. During the six months ended June 30, 2014 we gained $8,991 due to the effect of exchange rates, whereas we had a loss of $5,000 in foreign currency translation during the same period in fiscal 2013.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

We anticipate that our expenses over the next 12 months (beginning July 2014) will be approximately $900,000 as described in the table below. These estimates may change significantly depending on the nature of our business activities and our ability to raise capital from our shareholders or other sources.

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

Going Concern

Our financial statements for the three and six month periods ended June 30, 2014 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The consolidated financial statements of our company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation”, codified with ASC 830, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2014 and December 31, 2013, the cumulative translation adjustments of ($34,810) and ($42,082), respectively, were classified as items of accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. For the six months ended June, 2014 and 2013, other comprehensive income (loss) was $11,922 and ($6,793), respectively.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements were as follows: As of June 30, 2014 and December 31, 2013, our company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.2043 and $1 to RMB6.054, respectively. For the six months ended June 30, 2014 and 2013, our company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.167 and $1 to RMB6.1903, respectively. Our company used historical rates for equity.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2014, our company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently Issued Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and our company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Item 1A.	Risk Factors

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Amendment to By-Laws (incorporated by reference our Current Report on Form 8-K filed on July 10, 2006).
3.2	Amendment to By-Laws (incorporated by reference our Current Report on Form 8-K filed on April 9, 2007).
3.3	Certificate of Amendment of Certificate of Incorporation filed on April 18, 2007 (incorporated by reference our Current Report on Form 8-K filed on April 23, 2007).
(10)	Material Contracts
10.1	Share Exchange Agreement dated December 18, 2006 between our company and the shareholders of Chang-On International Limited (incorporated by reference to our Current Report on Form 8-K filed on December 19, 2006).
10.2	Indemnity Agreement dated December 29, 2006 among Gold Standard, Inc., the shareholders of Chang- On International Limited, Scott L. Smith and Leonard Burningham (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2007).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2011)
(21)	Subsidiaries of the Registrant
Chang-On International Limited, a limited liability company incorporated under the laws of Hong Kong
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

Chang-On International, Inc.

Date: August _____, 2014	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)