Form 10-Q/A
period 2014-06-30
Chang-On International, Inc.
filed 2014-08-27
CIK 42136

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

Explanatory Note:

Our company is filing this Form 10-Q/A for the period ended June 30, 2014 to date the conformed signatures appearing on the Form 10-Q signatures page and the related Section 302 and Section 906 Certifications. The above described changes had no effect on our company’s financial position or results of operations. This amended report does not reflect events occurring after the filing of the Form 10-Q on August 21, 2014, nor does it modify or update those disclosures presented therein, expect with regard to the modification described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications filed and furnished as exhibits to the Form 10-Q pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

Chang-On International, Inc.

Date: August 27, 2014	/s/ Bing Xiao
Bing Xiao
President, Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)